Form 10-K
period 2021-12-31
TransparentBusiness, Inc.
filed 2022-07-19
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-56276

TransparentBusiness, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4360035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 Park Ave South 16065

New York, New York

(Address of principal executive offices)

(Registrant’s telephone number, including area code) (212) 216-0001

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	None	None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2022, there were 730,569,873 shares of the Registrant’s common stock outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this registration statement on Form 10-K of TransparentBusiness, Inc. (hereinafter “TransparentBusiness”, “we” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of Management’s efforts to implement the Company’s plan of operation;

●	the ability of the Company to fund its operating expenses;

●	the ability of the Company to compete with other companies that have a similar plan of operation;

●	the effect of changing economic conditions impacting our plan of operation; and

●	the ability of the Company to meet the other risks as may be described in future filings with the SEC.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Form 10-K.

ii

Item 1.	BUSINESS

History and Organization

TransparentBusiness, Inc. (hereinafter the “Company,” “TransparentBusiness,” “we,” “us,” or “our”) was incorporated in the state of Delaware on June 22, 2015. In 2008, the Software-as-a Service (“SaaS”) platform was developed by KMGi, the precursor to TransparentBusiness, as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling by contractors. The SaaS platform has been in use since 2009, initially under the name TransparentBilling, serving KMGi’s internal operations.

TransparentBusiness is an operating and holding company. As an operating company, TransparentBusiness manages its SaaS software business, which provides for simple and seamless monitoring and management of remote or work-from-home employees. As a holding company, TransparentBusiness wholly owns two Talent-as-a-Service (“TaaS”) operating companies and platforms – SheWorks! and Yandiki. Yandiki was previously owned by KMGi and Silvina Moschini, each of whom transferred their ownership interests in Yandiki to TransparentBusiness on January 1, 2018. SheWorks! was founded by Silvina Moschini, who transferred her ownership interest to TransparentBusiness on January 1, 2018. KMGi transferred intellectual property related to the TransparentBusiness SaaS platform to TransparentBusiness in 2018. In November 2020, TransparentBusiness acquired a 51% majority ownership interest in ITSQuest, Inc, a regional staffing agency founded on September 21, 1994. In April 2021, Transparent Business acquired a 66.67% ownership interest in Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) a media company showcasing private companies seeking to obtain publicity for their private offerings.

Business Overview

TransparentBusiness is a SaaS company engaged in providing workforce management software in order to better monitor and manage a remote workforce. TransparentBusiness solutions simplify the management of remote workers and improve the coordination and oversight of geographically dispersed workers. The Company’s software increases operating efficiencies and lowers costs, while allowing millions to work from their location of choice. The Company’s SaaS software is designed to help corporations increase remote worker productivity, protect from overbilling, eliminate fraud, allow coordination and monitoring of a corporation’s workforce, and provide real-time information on the cost and status of all tasks and projects.

TransparentBusiness’s SaaS software is currently offered via version 3.5. The Company’s SaaS software helps businesses effectively manage their workforce through easy-to-use interfaces. The software has multiple features including project management applications, real-time GANTT charts, HR resource tools, monitoring of employee activity, communications interface, and invoicing. The software is comprehensive because it combines many single item applications such as project management, vendor management, employee resource applications, timers, and productivity enhancing monitoring into one SaaS product. The software enhances worker privacy as the ability to monitor computer-based work is controlled by the user, with an ability to review all work prior to submission. Unlike “spyware”, the software is controlled by the user and therefore is not monitoring private or confidential computer-based activity. All information and data are owned by the client in much the same way as a client’s financial records or proprietary information.

TransparentBusiness’s wholly owned subsidiaries SheWorks! and Yandiki, both TaaS platforms, are, we believe, valuable assets that can operate independently or in conjunction with the Company’s SaaS software. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs. Yandiki is also a talent exchange and platform that connects freelance talent with companies looking for leaner, more transparent ways of carrying out remote contractual work. Our TaaS business also encompasses ITSQuest, Inc., (“ITSQuest”) a regional staffing agency with twelve locations throughout New Mexico and Texas. ITSQuest has significant contacts with employers throughout the US Southwest and will utilize its sales force and contacts to promote and sell TransparentBusiness’s SaaS and other TaaS products.

Unicorns is a Nevada corporation, in which the Company owns a majority stake. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. Currently, revenue consideration is a fixed amount specified in the agreement generally consisting of stock options or warrants issued by the customer. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. Additionally, in the future, the Company expects to earn revenue from (i) sales of “memberships” to potential investors who will gain preferred access to the private offerings showcased on the Unicorn Hunters show and (ii) the commercialization of the Unicorn Hunters shows, through syndication, advertising revenue and merchandising.

TransparentBusiness is also developing a cryptocurrency called Unicoin. Unicoins are intended to be a cryptographic token whose value is supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired by non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of the Unicoins. The Company is currently engaged in private placement of rights to acquire Unicoins upon completion of their technological and legal development, and the funds being raised in such rights offering are to be used to fund the development and launch of the Unicoins, as well as creating worldwide brand awareness of the Unicoins. The Unicoins project is currently being undertaken by TransparentBusiness, but may in the future be transferred to a to-be-formed subsidiary of TransparentBusiness. The private placement is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder.

Business Organization

Operating segments are defined as components of an enterprise, which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and profit (loss). The Company currently operates in the three reporting segments: SaaS, TaaS and, beginning in 2021, Unicorn Hunters. For additional information, see Note 6 – Segment Information.

Value Proposition

TransparentBusiness is a technology company that believes the power of technology can improve the management and oversight of remote workers, increase their productivity, and make more efficient the movement towards a work-from-home environment through our SaaS product. We also use proprietary technology to drive our TaaS businesses. Also, through its majority ownership and development of Unicorns, TransparentBusiness is a media ownership entity that expects to derive significant revenue from the Unicorn Hunters show and related opportunities, as described above.

Our Mission

TransparentBusiness seeks to become synonymous with the business categories of transparency and remote workforce management. The Company digitizes the work process, making working in the cloud transparent, efficient and accountable. The platform is designed to increase remote workers’ productivity, protect client budgets from overbilling, allow coordination and monitoring of their remote workforce and provide real-time information on the cost and status of all tasks and projects. The Company is the operating system of remote workforces and introduces, what we believe, is a radical new way of managing distributed teams with transparency and accountability. Our TaaS business is designed to ease the cost and burden of hiring a remote workforce with worldwide talent through our outsourcing, training and education platform. Through our Unicorns subsidiary, we seek to make Unicorn Hunters the most widely watched business program and bring democratization and transparency to the pre-IPO fundraising process, while building the TransparentBusiness brand and increasing shareholder value. Through the Unicoin project, we hope to launch a globally competitive cryptocurrency that is supported by underlying assets and is capable of paying dividends to its holders.

The Company’s competitive strengths include:

●	Effective management of contingent workforces (SaaS)

●	Real-time visibility of computed-based work from any location (SaaS)

●	Increased efficiency of outsourcing (SaaS and TaaS)

●	Protection from overbilling and inaccurate reporting (SaaS and TaaS)

●	Reduced corporate expenses by facilitating efficient telecommuting and outsourcing (SaaS and TaaS)

●	Productivity increase by 15-40% by making every minute of work accountable (SaaS)

●	Unique business reality show production with celebrity participation and endorsement and multiple paths to revenue (Unicorns)

●	Unique cryptocurrency project to be launched, supported by a fund of assets and capable of paying distributions, and supported by a global marketing and visibility initiative.

Our Vision and Strategy

Our vision is to create significant efficiencies in the economy, facilitate work from home and outsourcing, protect from overbilling, increase entrepreneurial mobility and democratize wealth creation.

TransparentBusiness primarily addresses the issues of efficiency for computer-based work and overbilling. TransparentBusiness is applicable in all work environments and types of business. Effectively, TransparentBusiness is targeting all types of work environments and organizational settings where the vast majority of work is conducted via computer. The increasing trend for outsourcing and remote contracting foster a growing need for TransparentBusiness. We will rely on direct sales to large corporations and on high visibility in main business and general news publications in the USA, UK, Latin America and other key markets.

ITSQuest is a revenue-generating talent provider that integrates into our TaaS businesses by adding traditional staffing services and their associated revenue to our product line and is also potential regional distribution partner for our SaaS and other TaaS offerings. We hope to utilize the ITSQuest brand and sales force to expand sales and acceptance of our SaaS and TaaS services.

We intend to make Unicorn Hunters the most widely watched business show in the worldwide entertainment and business media markets, while generating value for TransparentBusiness shareholders through equity acquisitions and syndication, sales of preferred-access memberships, advertisement and merchandising revenues. We also intend to make Unicoin a valuable security token, with worldwide recognition, and backed by a portfolio of assets and supported by dividend payments.

Officers and Directors

Our Chairwoman, Silvina Moschini, is responsible for leading the Company’s board, which further includes Alex Konanykhin, Moe Vela, Andrew Winn and Rosie Rios. Ms. Moschini and Mr. Konanykhin are the co-founders of the Company. The Company’s leadership is composed of Ms. Moschini, who serves as President, Mr. Konanykhin, who is the Chief Executive Officer, Mr. Winn who serves as Chief Financial Officer and Deniece Ky, the Principal Accounting Officer. Other officers include Richard Devlin, Senior Vice President and General Counsel and Alex Dominguez, Chief Investor Relations Officer.

Legal Proceedings

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

Emerging Growth Company

As a public company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Start-ups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies, and can avail itself of various exemptions such as an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14(a) and (b) of the Securities Exchange Act of 1934.

As an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analysing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Emerging growth companies may elect to defer compliance with new or revised accounting standards until private companies are required to comply. Emerging growth companies must make a one-time irrevocable election to apply all new or revised accounting standards at the same date required of non-emerging growth companies or defer adoption until private company compliance dates.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or Chief Executive Officer pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our Common stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

Item 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Registration Statement on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the value of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Form 10-K, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risks Related to Our Business

We may fail to increase the number of subscribers to our SaaS platform.

The number of subscribers on our SaaS platform is critical to our success. Our business and financial performance will hinge on our ability to add new customers while retaining existing subscribers. There are no assurances of continued subscriber growth, and the number of subscribers could be adversely affected by the following:

●	Lack of success in innovating or introducing new, best-in-class content and services;

●	Failure to adapt to changes in market trends or demands, or advancements in technology;

●	Technical or other problems preventing the delivery of services in a timely and reliable manner or negatively affecting the user experience;

●	Unfavourable or unpopular changes to our platforms mandated by legislation/regulations, or elected by the Company to proactively address issues;

●	Failure to maintain brand image or company reputation;

●	User concerns related to privacy, data security and safety of funds; or

●	Unexpected social, economic or market trends that negatively impact our business.

Our efforts to avoid or address any of these events may require us to incur substantial expenditure to modify or adapt our services or platforms. If we fail to retain or continue growing our user base, this will have a negative impact on our business.

We may not achieve profitability in the near term or at all.

If we increase our SaaS and TaaS subscriber and user base, we cannot provide any assurance that our subscribers will maintain their subscription or use our services for any period of time. We expect that our operating expenses will increase as we invest in marketing efforts, hire contractors and employees, and continue to invest in the marketing and development of our product and services. These efforts may be costlier than we expected, and our revenue may not increase sufficiently to offset these expenses. We may continue to take action and make investments that do not generate optimal short- or medium-term financial results and may even result in increased operating losses in the short or medium term with no assurance that we will eventually achieve the intended long-term benefits or profitability. Further, television series production is both risky and costly, and we cannot provide any assurance that we will be able to successfully syndicate the Unicorn Hunters show or obtain any positive equity value from the issuers featured on the show. These factors, among others set out in this “Risk Factors” section, may negatively affect our ability to achieve profitability in the near or medium term, if at all.

We may fail to compete effectively in the market in which we operate.

We face competition from similar software-as-a-service and talent-as-a-service providers and the failure to compete effectively could materially and adversely affect our business, financial condition and our results of operations. While we are not aware of products that compete exactly with our SaaS products, there are many providers of services that offer similar functionality, and competition will likely evolve. Our main SaaS competitors primarily include companies that offer project management software, time-tracking software or cloud-based team collaboration software. Our TaaS competitors also offer talent-finding products, some of which are industry-specific. Finally, the television, entertainment and streaming video markets are highly competitive, and there are multiple well-established players in this market who may compete against us or have a higher likelihood of gaining viewership for new productions that our Unicorns subsidiary is able to achieve for the Unicorn Hunters show. Our competitors may have greater access to financial and marketing resources than we do and/or, may be able to capitalize on brand recognition in ways that we may not be able to, or offer low subscription fees with which we may not be able to compete.

We have a limited operating history.

We have a limited operating history upon which to evaluate the viability and sustainability of our platform and services. Our history of operating is relatively short. Although we have received substantial accolades and praise from initial demonstrations and implementations, we achieved only modest revenues and are just starting to build our sales team. As our businesses expand, our historical results may not be indicative of our future performance and you should consider our future prospects in light of the risks and uncertainties of early-stage companies operating in the fast evolving industries of technology, remote work and streaming media. Some of these risks and uncertainties relate to our ability to:

●	Anticipate and adapt to changing user preferences;

●	Increase awareness of our brands;

●	Anticipate and adapt to changing preferences in the TaaS marketplace;

●	Gain viewership and therefore revenues from Unicorns’ media assets;

●	Continue to develop additional or successful episodes of the Unicorn Hunters show;

●	Adapt to competitive market conditions;

●	Attract and retain qualified personnel and contractor services.

If we are unsuccessful in addressing any of these risks and uncertainties, our business, financial condition and results of operations may be materially and adversely affected.

We need additional capital but may not be able to obtain it on favourable terms or at all.

We will require additional cash capital resources in order to fund future growth and the development of our businesses and achievement of our vision and strategy, including development of the Unicorn Hunters show and expansion of strategic partnership arrangements. We plan to continue to issue additional equity or debt securities or obtain new or expanded credit facilities. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favourable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Our independent registered public accounting firms for the fiscal years ended December 31, 2021 and 2020, included an explanatory paragraph in their opinions that accompany our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by debt obligations we are incurring pursuant to our debt offering, which obligations may deter investors from purchasing our equity or debt securities. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Our expansion places a significant strain on our management, operational, financial, and other resources.

We are continuing to rapidly and significantly expand our global operations, including increasing our service offerings and scaling our infrastructure to support our SaaS, TaaS and Unicorns businesses. The complexity of the current scale of our business can place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.

Our legislative efforts to encourage SaaS sales may not prove to be successful, which will cause us to fail to recover the resources expended in our legislative efforts and could negatively impact our projections and/or results of operations.

In 2018, TransparentBusiness began hiring multiple state lobbyists and introducing legislation in various state legislatures, seeking to make transparent verification of billable hours mandatory for state contractors. Legislation has been introduced in 32 states. The legislation is not vendor-specific and works toward a common goal of eliminating over-billing and reducing fraud via transparency software similar to TransparentBusiness’s SaaS offering. The government outreach and relations program and associated legislation is a distribution strategy that may result in an accelerated roll-out of TransparentBusiness’s SaaS offering. However, due in part to the Covid-19 pandemic, many non-essential legislative priorities were put on hold by state legislators, slowing or stalling the progress of our proposed legislation. We cannot be assured that our proposed legislation will become enacted into law in any jurisdiction, nor can we be assured that such legislation would translate into sales of our SaaS products, and thus we are at risk of having allocated substantial resources to a marketing and distribution strategy that may not prove to be successful.

Our acquisition of ITSQuest contains a divestiture provision, which could cause a divestiture of ITSQuest and therefore a loss of the associated revenue to the Company.

The Share Exchange Agreement we entered into in order to acquire a majority stake in ITSQuest contains a contingent divestiture provision whereby if TransparentBusiness does not engage in a public offering of its securities at a price of at least $10 per share on or before December 31, 2022, then TransparentBusiness will divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of TransparentBusiness received pursuant to the Exchange Agreement. Such an event would cause the loss of ITSQuest-associated revenue to TransparentBusiness while resulting in us having issued equity to the ITSQuest founders for only nominal consideration.

Unicorn Hunters is as-yet-unproven as a media asset or as a method of marketing our products, which may not be successful, and may be a drain on our management and financial resources.

Streaming and television media and production are highly competitive industries in which our management team has limited experience. There can be no assurance that Unicorn Hunters, the business reality series being produced by Unicorns, will achieve sufficient paid memberships, viewership, or syndication and merchandising revenues to be profitable. In such case, Unicorns may be unable to repay the amounts drawn on its line of credit provided by TransparentBusiness to produce the first season of the Unicorn Hunters show, and we could incur a loss on the operation of Unicorns. If we produce a second season of Unicorn Hunters prior to generating profit from season one, it will cause an additional drain on our financial resources and the availability of management and other personnel who participate in the production of the show. Finally, if Unicorn Hunters is not successful, we will not be able to fulfil our goal of using TransparentBusiness’s sponsorship of the show as a means to increase TransparentBusiness’s brand awareness and awareness of our other products and services.

Our strategy of acquiring equity stakes in private companies featured on Unicorn Hunters may not enhance shareholder value for an extended period of time, if at all.

We plan to require, as a fee for appearing on the Unicorn Hunters show, an option to acquire approximately 5% to 10% equity stakes in some or all the companies featured in future episodes. Any such equity acquired will be illiquid and may be difficult to value. When acquired, there will be no public market for such options or the shares underlying such options, and there can be no guaranty that a market for such securities will ever develop. If a secondary market or exit opportunity does develop, we cannot be assured that the price at which such securities can be sold will meaningfully contribute to shareholder value for TransparentBusiness shareholders, or that such value will be in line with our estimates.

Obligations associated with being a public company will require significant resources and management attention.

As a public company, we are subject to certain reporting requirements, including those of the Exchange Act, which require that we timely file annual, quarterly and current reports with respect to our business and financial condition. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures and internal control over financial reporting among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Start-ups Act of 2012 (“JOBS Act”), the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer deemed an “emerging growth company” or “smaller reporting company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems. Compliance with these rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors. As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not previously incur as a private company. In addition, we will be required to, among other things, institute more comprehensive financial reporting and disclosure compliance procedures and establish new internal policies, including those relating to disclosure controls and procedures. These rules and regulations, and any future changes thereto, will increase our legal and financial compliance costs compared to our prior operations and will require significant time and attention from our management team.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in TransparentBusiness.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its financial statements that could not be prevented or detected on a timely basis. We identified material weaknesses in connection with our (i) entity-level controls (ii) information technology general controls and segregation of duties and (vi) equity accounting primarily related to issuance of stock to investors for the year ended December 31, 2021. This resulted from a lack of necessary business processes, internal controls, record retention policy, and adequate number of qualified personnel within our accounting function.

The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. We cannot assure you that the measures we are taking will be sufficient to avoid potential future material weaknesses. Accordingly, there could continue to be a possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

We accept payments for investments in our securities in the form of cryptocurrencies, including Bitcoin and Ether, which could cause the value of those investments to fluctuate.

The prices of blockchain assets such as Bitcoin and Ether have historically been subject to dramatic fluctuations and are highly volatile. Therefore, the value initially received upon an investment using cryptocurrencies could fluctuate, causing the value of such investments to be more or less than originally received as we hold onto such blockchain assets. The value of blockchain assets and fluctuations in the price of blockchain assets could materially and adversely affect our business and investments made in the Company.

Risk Related to Our Management and Control Persons

We depend on key personnel, the loss of any of whom could be detrimental to our business.

Our success depends to a significant degree upon the continued contributions of certain key personnel, including co-founders Alex Konanykhin and Silvina Moschini, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot provide assurance that we will be successful in attracting and retaining such personnel.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, and several stockholders and their affiliated entities together beneficially own a majority of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Risks Related to Our Unicoin Project

Unicoins do not yet exist, and their terms have not yet been finalized.

The Company is raising capital to be used in the development, launch and marketing of the Unicoin, a securities token that we intend to launch as part of the Unicorn Hunters ecosystem, as well as other capital needs. The Unicoins are intended to have aspects of a securities token, as well as aspects of a utility token within the Unicorn Hunters ecosystem. The exact terms of the Unicoins, including the utility for which they will be used, remain in development and are subject to modification by our management as we more fully explore the market opportunities, our need for capital, regulatory and legislative changes, and technological needs and limitations. The Company also reserves the right to issue Unicoins under a different name than now contemplated, in its discretion. We can make no assurances that any modifications or adjustments to our plan of operations for Unicoins will be more beneficial than our original intentions, and therefore the future value and/or utility of Unicoins may decline.

We have not identified all the persons that we will need to hire to provide services and functions critical to the development of Unicoins and no assurance can be given that we will be able to hire the necessary persons on acceptable terms, if at all.

Our business, in particular our Unicoin business, is in its developmental stage and we have not identified all the persons that we will need to hire to provide services and functions critical to the development of this line of business. If we are unable to hire persons with the necessary expertise on terms acceptable to us then we will not be able to develop Unicoins as contemplated. Further, even if we are able to hire such service providers, they might be unable to meet our specifications and requirements, which could have a material adverse effect on our ability to develop and launch our business plan.

We may not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act of 1940.

In general, under the Investment Company Act, a U.S. company that does not qualify to use one of the “private investment company” (or other specialized) exemptions from investment company status, that has made (or proposes to make) a public offering of its securities and that is, or hold itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities must register, and is subject to regulation, as an investment company under that Act. In addition, in general, investment company status may apply (again, unless a specialized exemption is available) because a company owns “investment securities” (essentially, non-controlling interests in other companies’ securities or controlling interests in companies that have the characteristics of an investment company) constituting more than 40% of the value of the investing company’s unconsolidated assets (disregarding U.S. government securities and “cash items”). The future activities of our Unicorn Hunters show, which is intended to develop a diversified portfolio of startup and emerging growth companies to support the value of Unicoins, is likely to cause us or one or more of our subsidiaries to be considered an investment company.

We may accept certain cryptocurrencies as payment for the purchase of Unicoins and hold these cryptocurrencies until sold. Further, we expect that our subsidiary, Unicorns Inc. will own “investment securities” (essentially, non-controlling interests in other companies’ securities or controlling interests in companies that have the characteristics of an investment company) constituting more than 40% of the value of its unconsolidated assets (disregarding U.S. government securities and “cash items”) and may therefore need to register and operate as an investment company.

If we or one of our subsidiaries are deemed to be, and are required to register as, an investment company, we would be forced to comply with substantive requirements under the Investment Company Act, including limitations on our ability to borrow, limitations on our capital structure, limitations on our ability to issue additional common stock, restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with governance, reporting, record keeping, voting, proxy disclosure and other statutory requirements and related rules and regulations. If we are forced to comply with those requirements, we will be required to arrange our structure and future operations accordingly.

We will need to implement strict finance and accounting systems, procedures and controls to operate our business.

We will be required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with these requirements will be expensive. We will need to implement strict finance and accounting systems, procedures and controls to satisfy our reporting requirements and these requirements may increase our costs and require additional management time and resources. However, as an “emerging growth company” as defined in the JOBS Act we may not be required to, among other things, provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act or comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. If our internal controls have undetected weaknesses or our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of the Unicoins (and our common stock) and adversely impact our business and financial condition.

We have no operating history in blockchain and cryptocurrencies, and therefore valuation of the Certificates and Unicoins is difficult.

Our operations to date have consisted of developing, marketing and selling our SaaS and TaaS services and the Unicorn Hunters show. Accordingly, we have no operating history in the blockchain and cryptocurrency industries upon which an evaluation of our prospects and future performance with respect to Unicoins can be made.

We believe that the value of Unicoins will be influenced by the supply of Unicoins, the market’s perception of the Unicoin’s value and the liquidity for Unicoins on a secondary market, as well as the success of Unicorn Hunters and the development of a diversified portfolio of interests in promising companies, which will support the value proposition of Unicoins. The original purchase price of certificates evidencing the right to receive Unicoins (“Certificates”) and the underlying Unicoins may not be indicative of the market price of Unicoins after they have been made available for trading on a market. There is also no assurance that the market price of Unicoins will not decline below their original purchase price.

The Unicoins project may ultimately fail, for technical, operational, commercial, regulatory or any other reasons.

While the individuals and entities related to the Company and its current and future subsidiaries, including those involved with the creation and allocation of Unicoins and receipt of investments hereunder will make reasonable efforts to develop and complete the launch of Unicoins and to develop the Unicoins, it is possible that despite the reasonable endeavors of such persons and their advisors, such development may fail, e.g. if insufficient funds are received during the Unicoin fundraising effort or if the Unicoins are not ultimately created, including due to technical, operational, commercial, regulatory or any other reasons. These events will negatively impact our current business strategy and are therefore likely to negatively impact the value of TransparentBusiness and its common stock.

The prospect of any holder of Unicoins to receive any cash or Unicoin distributions from us is highly uncertain.

We plan, through our Unicorns Inc. subsidiary and the Unicorn Hunters show, to develop a diversified portfolio of equity interests in private companies that we believe have the potential to reach a valuation of $1 billion or more. Our intent is to liquidate such positions for a gain, when such companies achieve a liquidity event, such as through a public offering, listing, merger or otherwise. Upon a liquidity event and divestiture of any such holdings, we plan to distribute net proceeds to holders of Unicoins and/or shareholders of TransparentBusiness, in amounts and allocation percentages that remain unknown and undecided at this time. There can be no assurance than any of such portfolio companies will achieve a liquidity event, or that we will be successful in developing a diversified portfolio, or that any such liquidity event will allow us to achieve a net gain. Therefore, our ability to pay distributions to holders of Unicoins in any form (i.e., cash, additional Unicoins or a combination of both) is highly uncertain at this time, and we may not be able to make such distributions at all. In such case, the value of Unicoins held by TransparentBusiness could be materially negatively impacted, and harm to our reputation could occur.

There is currently no trading market for Unicoins and we cannot ensure that a liquid market will occur or be sustainable.

At the time of the filing of this registration statement, Unicoins have not yet been developed or released into the market, and there is therefore no public market for Unicoins or for the Certificates. There can be no assurance that there will be an active market for Unicoins in the future, whether on a registered securities exchange or alternative trading system (“ATS”) that has accepted the Unicoins for trading or quotation, or elsewhere. There is no plan to have our Unicoins trade on a national securities exchange and there is significant uncertainty as to whether the Unicoins will or may be traded on any trading platform, whether within or outside the United States.

We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business. We may need to compensate consultants with cash and/or Unicoins. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on Unicoin trading volume.

Blockchain is a nascent and rapidly changing technology and there remains relatively small use of blockchain networks and blockchain assets in the retail and commercial marketplace. The slowing or stopping of the development or acceptance of blockchain networks may adversely affect an investment in our Company.

The development of blockchain networks is a new and rapidly evolving industry that is subject to a high degree of uncertainty. Factors affecting the further development of the blockchain industry include:

●	continued worldwide growth in the adoption and use of blockchain networks and assets;

●	the maintenance and development of the open-source software protocol of blockchain networks;

●	changes in consumer demographics and public tastes and preferences;

●	the popularity or acceptance of the Bitcoin or Ethereum networks;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	government and quasi-government regulation of blockchain networks and assets, including any restrictions on access, operation and use of blockchain networks and assets; and

●	the general economic environment and conditions relating to blockchain networks and assets.

Our business model is dependent on continued investment in and development of the blockchain industry and related technologies. If investments in the blockchain industry become less attractive to investors or innovators and developers, or if blockchain networks and assets do not gain public acceptance or are not adopted and used by a substantial number of individuals, companies and other entities, it could have a material adverse impact on our prospects and our operations.

The application of distributed ledger technology remains relatively novel and untested and may contain inherent flaws or limitations.

Blockchain, while becoming more prevalent in today’s economy, is still an emerging technology that offers new capabilities which are not fully proven in use. There are limited examples of the application of distributed ledger technology. In most cases, software used by blockchain asset issuing entities will be in an early development stage and still unproven. As with other novel software products, the computer code underpinning the Unicoins and Ethereum blockchain may contain errors, or function in unexpected ways. Insufficient testing of smart contract code, as well as the use of external code libraries, may cause the software to break or function incorrectly. Any error or unexpected functionality may cause a decline in value of the Unicoins after their issuance and result in substantial losses to purchasers of Certificates and the underlying Unicoins.

If we discover errors or unexpected functionalities in the Unicoin smart contract after it has been deployed, we may make a determination that the Unicoin smart contract is defective and that its use should be discontinued. Although we would attempt to replace the Unicoin and the Unicoin smart contract with a new token using a new smart contract, we may be required to take certain measures, such as freezing digital wallet addresses so that such wallets cannot transfer Unicoins, which may disrupt trading in the Unicoins. Such a determination and our subsequent deployment of a new smart contract and replacement token could have a material effect of the value of any investment in the Unicoin or our business.

The creation and operation of digital platforms for the public trading of blockchain assets will be subject to potential technical, legal and regulatory constraints. There is no guaranty that the process for receiving, use and ownership of blockchain assets will be uninterrupted or error-free and there is an inherent risk that the software, network, blockchain assets and related technologies and theories could contain undiscovered technical flaws or weaknesses, the cryptographic security measures that authenticate transactions and the distributed ledger could be compromised, and breakdowns and trading halts could cause the partial or complete inability to use or loss of blockchain assets.

Risks associated with the distributed ledger technology could affect our business directly or the market for blockchain assets generally. In either case, the occurrence of these events could have a materially adverse effect on the Company.

The open-source structure of blockchain software means that blockchain networks may be susceptible to malicious cyber-attacks or may contain exploitable flaws, which may result in security breaches and the loss or theft of blockchain assets.

Most blockchain networks operate based on some form of open-source software. An open-source project is not represented, maintained or monitored by an official organization or authority. Because of the nature of open-source software projects, it may be easier for third parties not affiliated with the issuer to introduce weaknesses or bugs into the core infrastructure elements of the blockchain network. This could result in the corruption of the open-source code which may result in the loss or theft of blockchain assets.

Blockchain networks may be the target of malicious attacks seeking to identify and exploit weaknesses in the software. Such events may result in a loss of trust in the security and operation of blockchain networks and a decline in user activity which could have a negative impact on the Company.

Each blockchain network, including the Ethereum network, is dependent upon its users and contributors, and actions taken, or not taken, by the users or contributors of a blockchain network could damage its reputation and the reputation of blockchain networks generally.

Developers and other contributors to blockchain network protocols generally maintain or develop those blockchain networks, including the verification of transactions on such networks. Because the networks are decentralized, these contributors are generally not directly compensated for their actions. Therefore, most blockchain networks provide that such contributors receive awards and transfer fees for recording transactions and otherwise maintaining the blockchain network. Such fees are generally paid in the blockchain asset of that network.

The security and integrity of blockchain assets, including the value ascribed to blockchain assets, relies on the integrity of the underlying blockchain networks. We currently plan to issue Unicoins as an ERC20 blockchain asset that is programmed using a smart contract that is compatible with the Ethereum blockchain.

If Unicoins are developed such that mining of additional Unicoins is available, and if the awards and fees paid for maintenance of a network are not sufficiently high to incentivize miners, miners may respond in a way that reduces confidence in the blockchain network. To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transfer fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transfer fees. Any widespread delays in the recording of transactions could result in a loss of confidence in the blockchain network and its assets. To the extent that this occurs with regard to blockchain networks that underlie the blockchain assets traded on our platforms, including the Ethereum network, it could have a materially adverse effect on an investment in the Company. To the extent that this occurs with regard to the Ethereum network, it could have a materially adverse effect on an investment in Unicoins.

The prices of blockchain assets are extremely volatile. Fluctuations in the price of Bitcoin, Ether and/or other blockchain assets could materially and adversely affect the Company and the value of Unicoins.

The prices of blockchain assets such as Bitcoin and Ether have historically been subject to dramatic fluctuations and are highly volatile. As relatively new products and technologies, blockchain assets have only recently become accepted as a means of payment for goods and services, and such acceptance and use remains limited. Conversely, a significant portion of demand for blockchain assets is generated by speculators and investors seeking to profit from the short- or long-term holding of blockchain assets.

In addition, some blockchain industry participants have reported that a significant percentage of blockchain asset trading activity is artificial or non-economic in nature and may represent attempts to manipulate the price of certain blockchain assets. Trading platforms or blockchain assets may seek to inflate demand for a specific blockchain assets, or blockchain assets generally, which could increase the volatility of that asset or blockchain asset trading prices generally.

The market price of these blockchain assets, as well as other blockchain assets that may be developed in the future, may continue to be highly volatile. A lack of expansion, or a contraction of adoption and use of blockchain assets, may result in increased volatility or a reduction in the price of blockchain assets.

Several additional factors may influence the market price of blockchain assets, including, but not limited to:

●	Global blockchain asset supply;

●	Global blockchain asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of blockchain assets like cryptocurrencies as payment for goods and services, the security of online blockchain asset trading platforms and digital wallets that hold blockchain assets, the perception that the use and holding of blockchain assets is safe and secure, and the regulatory restrictions on their use;

●	Changes in the software, software requirements or hardware requirements underlying the blockchain networks;

●	Changes in the rights, obligations, incentives, or rewards for the various participants in blockchain networks;

●	The cost of trading and transacting in blockchain assets, and whether such costs may become fixed or standardized;

●	Investors’ expectations with respect to the rate of inflation;

●	Interest rates;

●	Currency exchange rates, including the rates at which blockchain assets may be exchanged for fiat currencies;

●	Fiat currency withdrawal and deposit policies of blockchain asset trading platforms and liquidity on such platforms;

●	Interruptions in service or other failures of major blockchain asset trading platforms;

●	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in blockchain networks or blockchain assets;

●	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

●	Regulatory measures, if any, that affect the use of blockchain assets;

●	The maintenance and development of the open-source software utilized in blockchain networks;

●	Global or regional political, economic or financial events and situations; or

●	Expectations among blockchain network participants that the value of such blockchain assets will soon change.

●	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

●	Regulatory measures, if any, that affect the use of blockchain assets;

●	The maintenance and development of the open-source software utilized in blockchain networks;

●	Global or regional political, economic or financial events and situations; or

●	Expectations among blockchain network participants that the value of such blockchain assets will soon change.

A decrease in the price of a single blockchain asset may cause volatility in the entire blockchain industry and may affect other blockchain assets. For example, a security breach that affects investor or user confidence in Ether or Bitcoin may affect the industry as a whole and may also cause the price of other blockchain assets to fluctuate.

The value of blockchain assets and fluctuations in the price of blockchain assets could materially and adversely affect our business and investment in the Company.

The regulatory regimes governing blockchain technologies, blockchain assets and the purchase and sale of blockchain assets, especially securities tokens such as Unicoins, are uncertain, and new regulations or policies may materially adversely affect the development of blockchain networks and the use of blockchain assets.

Initially, it was unclear how distributed ledger technologies, blockchain assets and the businesses and activities utilizing such technologies and assets would fit into the current web of government regulation. As blockchain networks and blockchain assets have grown in popularity and in market size, international, federal, state and local regulatory agencies have begun to clarify their position regarding the sale, purchase, ownership and trading of blockchain assets.

Regulation of the trading of blockchain assets has evolved significantly over the past year. On November 16, 2018, the Division of Corporation Finance, Division of Investment Management, and Division of Trading and Markets issued the Statement on Digital Asset Securities Issuance and Trading, confirming the applicability of the federal securities law framework to new and emerging technologies, such as blockchain assets. The Statement summarized the Commission’s stance with regard to actors and institutions that sell security tokens in initial offerings or develop and facilitate the secondary market for security tokens. Although the Statement provides additional guidance to participants in the blockchain asset marketplace, in general the regulation of blockchain assets under the current regulatory framework applicable to currencies or securities remains in its early stages and is subject to uncertainty.

In addition, various legislative and executive bodies in the United States and in other countries have shown that they intend to adopt legislation to regulate the sale and use of blockchain assets. Such legislation may vary significantly among jurisdictions, which may subject participants in the blockchain trading marketplace to different and perhaps contradictory requirements.

New or changing laws and regulations or interpretations of existing laws and regulations, in the United States and elsewhere, may materially and adversely impact the development and growth of blockchain networks and the adoption and use of blockchain assets. The imposition of restrictions on all blockchain assets, or certain blockchain assets, could affect the value, liquidity and market price of blockchain assets subject to heighten regulation, by limiting access to marketplaces or exchanges on which to trade such blockchain assets, or imposing restrictions on the structure, rights and transferability of such blockchain assets. Some governments may seek to ban transactions in blockchain assets altogether.

The Company may be prevented from entering, or it may be required to cease operations in, a jurisdiction that makes it illegal or commercially unviable or undesirable to operate in such jurisdiction. Enforcement, or the threat of enforcement, may also drive a critical mass of participants and trading activity away from regulated markets, and toward unregulated exchanges. Although it is impossible to predict the positions that will be taken by certain governments, any regulatory changes affecting blockchain assets could be substantial and materially adverse to the development and growth of our business and investment in the Company.

Risks Related to Our Industry

We rely upon the internet infrastructure, cloud service providers and telecommunications networks in the markets in which we operate

Our product and services are provided as a software-as-a-service and talent-as-a-service, meaning that we contract with third-party providers to host our application and platform. While we take every precaution and use best-in class providers, our business depends on the performance and reliability of our third-party cloud service providers in the markets where we operate. There are risks inherent in all cloud computing that if our platform were affected, could affect the availability of our service or negatively impact our subscribers. Key risks include:

●	Unauthorized access to or leaks of our customer data;

●	Security risks in the technology itself;

●	Unauthorized access to or leaks of our proprietary technology;

●	Inability to set or reinforce security policy;

●	Application or system performance; and

●	Provider’s business continuity and disaster readiness.

In the event of technology breakdown by our service provider, our subscribers may experience disruptions or failures of, or other problems with use of our platform. In addition, the Internet infrastructure in emerging markets where we operate may hold higher risks of failure.

Any interruptions or delays in services from third parties, including data centre hosting facilities, cloud computing platform providers and other hardware and software vendors, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.

We currently serve our customers from third-party data centre hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. As we increase our reliance on these third-party systems, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.

If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data centre capacity, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our business. As we add data-centers and capacity and continue to utilize cloud computing platform providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.

The popularity of content is difficult to predict and can change rapidly, and low public acceptance of the Unicorn Hunters show could adversely affect our results of operations.

The anticipated revenues derived from the sale, distribution and licensing of television and streaming programming, and our ability to acquire our desired portfolio of private equities, depend primarily on widespread public acceptance of the Unicorn Hunters show, which is difficult to predict and can change rapidly. We have invested and must continue to invest substantial amounts in the production and marketing of the Unicorn Hunters show before we learn whether it will reach anticipated levels of popularity with consumers and potential investors. The popularity of the Unicorn Hunters show depends on many factors, only some of which are within our control. Examples include the popularity, quality and amount of competing content (including, in addition to traditional competitors in media and entertainment, locally-produced content internationally and other business-related programming, some of which have large and growing subscriber/user bases and are significantly increasing their programming investments), our ability to maintain or develop strong brand awareness and target key audiences, and our ability to successfully anticipate (and timely adapt to) changes in consumer tastes in the many countries and territories in which we operate. Low public acceptance of the Unicorn Hunters could adversely affect its results of operations and therefore the overall value of TransparentBusiness.

Privacy concerns and laws such as the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.

Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) that took effect in May 2018, could impose new obligations directly on us as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) which took effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.

Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our services to enable TransparentBusiness or our customers to meet the new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.

Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

If we fail to anticipate or identify significant Internet-related and other technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed.

If we are unable to develop enhancements to and new features for our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to seamlessly integrate all of our service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.

Our ability to deliver our services is dependent on the development and maintenance of the infrastructure of the Internet by third parties.

The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (“ICANN”) and the Internet Assigned Numbers Authority, now under the stewardship of ICANN.

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, denial-of-service attacks or related cyber incidents, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage or result in fragmentation of the Internet, resulting in multiple separate Internets. These scenarios are not under our control and could reduce the availability of the Internet to us or our customers for delivery of our Internet-based services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.

In addition, certain countries have implemented (or may implement) legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet Service Providers to limit access to specific websites or content. These actions could potentially limit or interrupt access to our services from certain countries or Internet Service Providers, impede our growth, result in the loss of potential or existing customers and harm our business.

Sales to customers outside the United States expose us to risks inherent in international operations.

We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:

●	localization of our services, including translation into foreign languages and associated expenses;

●	regulatory frameworks or business practices favouring local competitors;

●	evolving domestic and international tax environments;

●	foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to our operating results;

●	compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, and our ability to identify and respond timely to compliance issues when they occur;

●	regional data privacy laws and other regulatory requirements that apply to outsourced service providers and to the transmission of our customers’ data across international borders, which grow more complex as we scale and expand into new markets;

●	treatment of revenue from international sources, intellectual property considerations and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

●	different pricing environments;

●	natural disasters, acts of war, terrorism, pandemics or security breaches; and

●	regional economic and political conditions.

Any of these factors could negatively impact our business and results of operations. The above factors may also negatively impact our ability to successfully expand into emerging market countries, where it can be costly and challenging to establish and maintain operations, including hiring and managing required personnel, and difficult to promote our brand, and where we may not otherwise succeed.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as potential trade wars, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. These conditions may also limit the overall willingness or ability of employers to hire additional staff, contractors or freelancers, and could decrease the willingness of investors to invest in the securities of private companies, such as those featured on our Unicorn Hunters show. All of these conditions could adversely affect our future sales and operating results. Also, the broader consequences in the current conflict between Russia and Ukraine, which may include further embargoes, regional instability and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; and potential retaliatory action by the Russian government against companies, and the extent of the conflict on our business and operating results cannot be predicted. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

We may be subject to risks related to government contracts and related procurement regulations.

Our contracts with federal, state, local, and foreign government entities, as well as those of our customers, are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities, whether by us or our customers who are government contractors could adversely impact our future sales and operating results.

We may be subject to risks related to talent classification in our TaaS businesses in various jurisdictions.

While our terms of service for users of our TaaS services limit all sourced talent to the classification of independent contractor, we cannot be assured that local regulations in all countries into which we place or from which we secure talent will agree with our classification. Therefore, we face the risk that certain jurisdictions will treat our sourced talent as employees of our users/customers, which will subject us to increased regulatory burdens, increased costs, and possibly misclassification penalties. Such classification disputes, or an undesired result of such disputes, could cause our TaaS businesses to become less profitable or unprofitable, or could limit the geographic diversity from which we source talent.

Risk Related to COVID-19

The effects of the COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have in the past materially affected our operating results and cash flows; the duration and extent to which this will impact our future results of operations and cash flows remain uncertain.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The outbreak of the COVID-19 pandemic has affected the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have in the past materially affected our operating results and cash flows; the duration and extent to which this will impact our future results remain uncertain. We have in the past and may in the future deem it advisable to alter, postpone or cancel entirely additional customer, employee and industry events.

In March 2020, we also temporarily closed our offices. This global work-from-home operating environment has caused strain for, and has adversely impacted productivity of, certain employees, and these conditions may persist and harm our business, including our future sales and operating results. As long as the pandemic continues, our employees may be exposed to health risks and government directives may require us to again close certain of our offices that have since been reopened. Changes in our work environment and workforce in the wake of the COVID-19 pandemic could also adversely affect our operations.

Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control, and COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world, which could impact the operations of our business infrastructure and service providers in such parts of the world and delay our security measures, business processes, product development and foreign investments. Authorities throughout the world have implemented numerous preventative measures to contain or mitigate further spread of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders. These public health measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations and cash flows. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.

The long-term impact of the COVID-19 pandemic on our financial condition or results of operations remains uncertain. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our customers’ business or the productivity of our employees or partners, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten other risks described in this “Risk Factors” section.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	DESCRIPTION OF PROPERTY

The Company’s headquarters are located in New York, New York. This facility provides administrative, sales and support operations.

The Company has facilities in New York, California, New Mexico, Texas and Florida. These facilities have leases that expire on various dates through 2023 and are subject to periodic changes. We believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	LEGAL PROCEEDINGs

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defence and settlement costs, diversion of management resources and other factors.

Item 4.	mine safety disclosures

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information.

Our Common Stock is not trading on any stock exchange.

(b) Holders.

As of the date of this registration statement, there are approximately 4,000 holders of our Common Stock.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

(d) Issuer Purchase of Equity Securities

None.

(e) Recent Sales of Unregistered Equity Securities

Capital Raising Transactions - Equity

Price	Shares Issued		Dates	Exemption
Various	82,913,691	*	5/18 to 5/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,276		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,830		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,148,529		12/1/20 to 7/31/21	Rule 506(c); Reg. S
$3.00	1,877,356		7/31/21 to 8/7/21	Rule 506(c); Reg. S
$4.00	1,107,378		12/1/20 to 7/8/22	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Price	Shares Issued	Dates	Exemption
$1.00	6,500,000	11/25/20	Section 4(a)(2)

Capital Raising Transaction – Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through December 31, 2021 are as follows:

Minimum Price	Total Amount Sold	Interest Rate	Dates	Exemption
$1,000	$1,264,000	20.0%	May 24, 2021 to July 8, 2022	Rule 506(c); Reg. S

Capital Raising Transaction – Rights Offering for Unicoins

On February 7, 2022, we commenced a private placement of rights to receive Unicoin, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold in exchange of cash and services through July 8, 2022 are as follows:

Price	Rights Sold	Dates	Exemption
$0.01	1,397,480,000	2/07/22 to 7/8/22	Rule 506(c); Reg. S
$0.05	53,614,000	2/22/22 to 7/8/22	Rule 506(c); Reg. S
$0.10	96,065,000	3/5/22 to 7/8/22	Rule 506(c); Reg. S

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes which are included elsewhere in this prospectus. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other sections of this prospectus. The Company’s MD&A can be divided into the following sections:

●	Our Company

●	Key Factors and Measures We Use to Evaluate Our Business

●	Results of Operations

●	Critical Accounting Policies and Estimates

Our Company

TransparentBusiness, Inc. (hereinafter the “Company,” “TransparentBusiness,” “we,” “us,” or “our”) was incorporated in the state of Delaware on June 22, 2015. In 2008, the SaaS platform was developed by KMGi, the precursor to TransparentBusiness, as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling by contractors. The SaaS platform has been in use since 2009, initially under the name TransparentBilling, serving KMGi’s internal operations. With clients of all sizes in multiple countries around the world, and over 30,000 individual users of our platforms, TransparentBusiness brings together an end-to-end solution to manage distributed teams in a transparent and efficient way.

TransparentBusiness is an operating and holding company. As an operating company, TransparentBusiness manages its SaaS (Software-as-a-Service) software business which provides for simple and seamless monitoring and management of remote or work-from-home employees. TransparentBusiness has also launched a cryptocurrency project in early 2022, as a complementary business to its Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, TransparentBusiness wholly owns two TaaS (Talent-as-a-Service) operating companies and platforms – SheWorks! And Yandiki. As a holding company, TransparentBusiness is also the majority owner of a traditional staffing agency, ITSQuest, with a regional presence in the U.S. Southwest. Finally, as a holding company, TransparentBusiness also became the majority owner in 2021 of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

TransparentBusiness is also developing a cryptocurrency related to the Unicorn Hunters show, which is called Unicoin. Unicoin is intended to be a cryptographic token whose value is supported by the equity positions given to Unicorns by Unicorn Hunters show participants, as well as equity positions acquired by non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held by either Unicorns Inc. or the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of the Unicoins. The Company is currently engaged in a private placement of rights to acquire Unicoins upon completion of their technological and legal development, and the funds being raised in such rights offering are to be used to fund the development and launch of the Unicoins, as well as creating worldwide brand awareness of the Unicoins. The Unicoins project is currently being undertaken by TransparentBusiness, but may in the future be transferred to a to-be-formed subsidiary of TransparentBusiness.

Restatement of Previously Issued Financial Statements

On April 30, 2021, the Company filed with the SEC its General Form for Registration of Securities on Form 10-12G, and an amendment to Form 10-12G filed on August 9, 2021, together with all exhibits thereto, which included consolidated financial statements as of and for the years ended December 31, 2020 and 2019.

Subsequently, the Company filed a Form 8-K, dated January 25, 2022, in which the Company reported management’s conclusion that the consolidated financial statements included in Form 10-12G should no longer be relied upon because of an error related to accounting for income taxes. The error was deemed material to the consolidated financial statements for the year ended December 31, 2020. On May 10, 2022, the Company filed a Form 8-K providing the restated financial statements for year ended December 31, 2020. The details and impact of the restatement are included in Note 2 of the accompanying Financial Statements and Supplementary Data.

Key Factors and Measures We Use to Evaluate Our Business

Sources of Revenue

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which are comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally consists of the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

SaaS Revenue. For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue and revenue is recognized over time.

TaaS Revenue. For TaaS contracts, the Company’s staffing contracts are typically for a duration of less than a year and are either on a fixed hourly rate basis or on fixed cost basis billed upon satisfaction of respective milestones.The Company typically invoices its TAAS customers at the end of each month in cases where the contracts involve billing on fixed hourly rates and/or once milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period where fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized over time using an output method based upon milestones achieved. Revenue is recognized once a milestone is reached. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer.

Unicorns Revenue. For Unicorns contracts, customers are billed when an episode is distributed for broadcast or streaming. The full amount of revenue is recognized when an episode is distributed on the Unicorn Hunters website.

Gross Profit

We define gross profit as the difference between total revenue and cost of revenue.

Costs of revenue include salaries, and personnel compensation costs, associated with the Company’s SaaS and TaaS personnel, website hosting and other costs including providing technical support, materials, and supplies.

For Unicorns, cost of revenue includes salaries and personnel compensation costs as noted for SaaS and TaaS but also includes third party costs for production team, celebrity hosts and travel. The Company evaluates if Unicorn Hunters show production costs are expected to be recovered. Costs are capitalized if expected to be recovered and otherwise are expensed as incurred. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website.

Operating Expenses

Research and development expenses. Our research and development team is focused on maintaining and improving our software and platform, enabling customers to derive efficiencies while enhancing functionality. Research and development expenses consist primarily of personnel-related costs for our development team, including salaries and bonuses, benefits and stock-based compensation expense for research, design and development activities.

Sales and marketing expenses. Sales and marketing expense principally consists of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel.

General and administrative expenses. Our general and administrative expenses primarily consist of costs associated with corporate departments, primarily salaries and benefits, rent and utilities, accounting and legal services, and travel and entertainment.

Global Pandemic Conditions

The coronavirus pandemic has given rise to increased remote work for millions of companies around the world. Millions of entrepreneurs, managers, and leaders are making a major shift to home office models without protocols, workflows, and tools to support the management of a remote workforce. Our platform is designed to increase remote workers´ productivity, protect client budgets from overbilling, allow coordination and monitoring of their remote workforce and provide real-time information on the cost and status of all tasks and projects. As a result, we expect a positive impact to our businesses, from both a SaaS and TaaS point of view, stemming from increased remote working opportunities and the need to manage such remote working environment and conditions.

Economic and Labor Trends

Demand for our talent pool, consultants and growth of placement services are dependent upon general economic and labor trends. We believe that the Company is well positioned in the current macroeconomic environment, particularly as economies start to reopen and demand for services increase. We expect greater geographical work flexibility, the legacy of the coronavirus pandemic, to continue and help drive business growth as travel restrictions may be slow to be lifted. A Gartner survey revealed that 74% of CFO’s intend to shift some employees to remote work permanently, post COVID-19.

Demand for Diversity and Demographic Changes

Diversity and talent form the bedrock of our company. We help customers drive diversity by connecting them to a talent pool of professional women through our SheWorks! business. We believe that female engagement in the workplace will increase and become a major feature of the corporate environment going forward as female workforce participation and higher education opportunities increase.

Dynamic and evolving technology

The ability to respond in time to technology trends and new developments is a key determinant of our business and operational performance. We have a clearly focused technology roadmap that introduces new functionality and features within our platform, thereby ensuring a dynamic and evolving product experience. We believe this will widen our platform’s appeal to new customers, while creating potential for expanded use by existing customers, resulting in greater revenue growth opportunities.

Business Acquisitions

ITSQuest, Inc.

We acquired ITSQuest as an information technology staffing company, providing staffing services and solutions.

Total consideration paid on the closing date was $3,800 thousand. Equity sources of funding included 10,000,000 shares of the Company’s common stock to the Sellers at a value of $1,900 thousand and an estimated contingent divestiture feature at a value of $1,900 thousand. As of the closing date, ITSQuest was responsible for an outstanding tax liability in the amount of $4,390 thousand. As result of the tax liability, under the Share Exchange Agreement (“SEA”), the Company will withhold in reserve 3,500,000 of the 10,000,000 shares of common stock until the liability has been settled. These shares will be held in reserve or subject to an agreed-upon Escrow Agreement.

As it relates to the contingent divestiture, in the event that TransparentBusiness does not conduct a registered public offering of its Common Stock in which the TransparentBusiness Shares issued to ITSQuest pursuant to the agreement are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share, on or before December 31, 2022, TransparentBusiness shall transfer to ITSQuest all of TransparentBusiness’s right, title and interest in the Company Shares, including any TransparentBusiness Shares that remain subject to the escrow agreement, thus completely divesting itself of all ownership in ITSQuest. Therefore, the Company recorded an estimated contingent divestiture liability of $1,900 thousand. The estimate was calculated by applying a probability model using expected values. The most significant assumption utilized in this model is the probability related to achieving the $10 per share IPO, which had a probability of 0%. In addition, the other significant estimate relates to the estimated value of the stock issued.

As of the acquisition date the fair value of the noncontrolling interest in the net assets acquired was approximately $3,730 thousand. We utilized the Guideline Public Company Method that uses business enterprise value multiples from data on comparable public companies. The selected multiple used to calculate the fair value of ITSQuest noncontrolling interest was based on several considerations such as the growth prospects of the Company. A 10% control premium was accounted for to reflect the impact on an asking price for a controlling interest in the Company based on management’s judgement.

Unicorns, Inc.

In April 2021, Alex Konanykhin, founder of Unicorns, a Nevada corporation, issued 50,000,001 shares of Unicorns’ common stock to TransparentBusiness out of the 75,000,000 shares it had issued to date. TransparentBusiness became a majority owner of Unicorns, obtaining a 66.67% interest. In addition to the Company’s 66.67% interest in Unicorns, 20,000,000 shares of Unicorns or 26.67% are held by officers and directors of the Company. This consists of 5,000,000 shares or 6.67% held by Alex Konanykhin, CEO of TransparentBusiness, 5,000,000 shares or 6.67% held by Silvina Moschini, President of TransparentBusiness, 2,500,000 shares or 3.33% held by Andrew Winn, CFO of TransparentBusiness and 7,500,000 shares or 10.00% held by Moe Vela, a TransparentBusiness director. The remaining 5,000,000 shares, or 6.66%, are held by Craig Plestis, Executive Producer of the Unicorn Hunters show. As such, Unicorns and the Company are under common control.

Major operations in Unicorns were initiated after the year ended December 31, 2020. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. The revenue consideration is a fixed amount specified in the agreement generally consisting of stock options or warrants issued by the customer. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the consolidated statements of operations for fiscal 2021 and fiscal 2020 from our consolidated financial statements, respectively. Furthermore, our consolidated statements of operations include the post-acquisition period activity for the ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2021	% of Total Revenue	2020	% of Total Revenue
Revenues:
Staffing revenues	$14,966,738	77%	$1,648,052	91%
Subscription revenues	116,393	1%	155,799	9%
Unicorns revenues	4,281,000	22%	-	-
Total Revenues	19,364,131	100%	1,803,851	100%
Cost of Revenues:
Staffing cost of revenues	11,331,350	59%	913,274	51%
Subscription cost of revenues	899	-	10,068	1%
Unicorns cost of revenues	12,796,833	66%	-	-
Total Cost of Revenues	24,129,082	125%	923,342	51%
GROSS PROFIT (LOSS)	(4,764,951)	(25%)	880,509	49%
OPERATING COSTS AND EXPENSES
General and administrative expenses	24,404,631	126%	6,325,972	351%
Sales and marketing expenses	13,753,501	71%	5,388,028	299%
Research and development expenses	422,354	2%	228,181	13%
TOTAL OPERATING COSTS AND EXPENSES	38,580,486	199%	11,942,181	662%
LOSS FROM OPERATIONS	(43,345,437)	(224%)	(11,061,672)	(613%)
Interest expense, net	(97,467)	(1%)	(170,670)	(9%)
Other expense, net	63,433	-	(8,957)	(0%)
Change in fair value of derivative, net	-	-	(803,695)	(45%)
Loss on settlement of debt, net	-	-	(154,590)	(9%)
LOSS BEFORE INCOME TAXES	(43,379,471)	(224%)	(12,199,584)	(676%)
Income tax expense	(293,761)	(2%)	(79,111)	(4%)
NET LOSS AND COMPREHENSIVE LOSS	(43,673,232)	(226%)	(12,278,695)	(681%)
Less: net earnings (losses) attributable to the noncontrolling interest	(4,708,350)	(24%)	(50,487)	(3%)
NET LOSS ATTRIBUTABLE TO TRANSPARENTBUSINESS	$(38,964,882)	(201%)	$(12,228,208)	(678%)

Revenues

The following table presents our revenue for the periods indicated.

	Year ended December 31,
	2021	2020	Change ($)	Change (%)
TAAS revenues	$14,966,738	$1,648,052	$13,318,686	808%
SAAS revenues	116,393	155,799	(39,406)	(25%)
Unicorns revenues	4,281,000	-	4,281,000
Total Revenues	$19,364,131	$1,803,851	$17,560,280	973%

Total revenues increased by $17,560 thousand, or 973%, to $19,364 thousand in 2021.

TaaS. TAAS revenues increased by $13,319 thousand, or 808%, to $14,967 thousand in 2021 and comprised 77% of our total revenues. The increase was primarily due to post-acquisition revenues of ITSQuest in 2021 of $13,050 thousand, compared to $845 thousand in 2020.

SaaS. Subscription revenues decreased by $39 thousand, or 25% to $116 thousand in 2021 and comprised 1% of our total revenues. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns revenues increased by $4,281 thousand, all from the 2021 consolidation of Unicorns. Unicorns had no significant operations prior to 2021. Revenues from Unicorns in 2021 represented 22% of our total revenues.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Year ended December 31,
	2021	2020	Change ($)	Change (%)
TAAS cost of revenues	$11,276,898	877,454	10,399,444	1,185%
SAAS cost revenues	55,351	45,888	9,463	21%
Unicorns cost revenues	12,796,833	-	12,796,833	100%
Total Cost of Revenues	$24,129,082	$923,342	$23,205,740	2,513%

Total cost of revenues increased by $23,206 thousand, or 2,513%, to $24,129 thousand in 2021.

TaaS. TAAS cost of revenues increased by $10,400 thousand, or 1,185%, to $11,277 thousand. The increase was primarily due to post-acquisition cost of revenues of ITSQuest in 2021 of $10,523 thousand, compared to $637 thousand in 2020.

Unicorns. Unicorns cost of revenues increased by $12,797 thousand, all from the 2021 consolidation of Unicorns. Unicorns had no significant operations prior to 2021.

General and administrative

General and administrative expenses increased by $18,079 thousand, or 286%, to $24,405 thousand in 2021. The increase was primarily due to increases in stock-based compensation of $7,952 thousand, increases in accounting service and fees of $3,669 thousand, increases in contractors & professional services of $2,365 thousand and increases in salaries and wages of $1,345 thousand. This reflects our ongoing effort to increase the size of our general and administrative function to support the growth of our business and as a result of the obligation to meet public company reporting requirements. Furthermore, the post-acquisition general and administrative expenses of ITSQuest in 2021 amounted to $2,340 thousand, compared to $288 thousand in 2020.

Sales and marketing

Sales and marketing expenses increased by $8,365 thousand, or 155%, to $13,754 thousand in 2021. The increase was primarily due to increases in third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel. In addition, post-acquisition sales and marketing expenses of Unicorns in 2021 amounted to $2,768 thousand.

Research and Development

Research and development expenses increased by $194 thousand, or 85%, to $422 thousand. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and expensed as they are incurred.

Convertible Notes

The convertible notes issued in March 2020 had embedded conversion options that gave rise to a derivative liability at issuance and were subsequently remeasured until the Note’s final conversion in November 2020. Changes in fair value of the derivative liability in 2020 through its conversion amounted to $804 thousand. Upon the Note’s final conversion in November 2020, unamortized discount and debt issuance cost of $155 thousand were expensed as a Loss on Settlement of Debt. During 2021 there were no such convertible notes that had embedded conversion options treated as a derivative liability.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $1,873 and $1,843 thousand available as of December 31, 2021 and June 30, 2022, respectively. Our cash is maintained with several highly reputed, creditworthy institutions.

From January 1, 2022 through June 30, 2022, the Company issued 457,314 additional common stock shares and raised $1,494 thousand in cash proceeds (mostly from $4 per share from Round 5).

From February 1, 2022 through June 30, 2022, the Company issued 1,547,159,000 rights to receive Unicoins (“Unicoin rights”) and received total consideration consisting of cash, digital assets and services received amounting to approximately $26,262 thousand. The total consideration included below is based on unaudited preliminary fair values of cash, digital assets and services received. Amounts issued through June 30, 2022 are as follows:

Price	Unicoin Rights	Period	Total Consideration
$0.01	850,030,000	February 2022	$8,500 thousand
$0.01	437,650,000	March 2022	$4,377 thousand
$0.05	37,134,000	March 2022	$1,857 thousand
$0.10	3,595,000	March 2022	$360 thousand
$0.01	87,400,000	April 2022	$874 thousand
$0.05	7,480,000	April 2022	$374 thousand
$0.10	47,830,000	April 2022	$4,783 thousand
$0.01	13,900,000	May 2022	$139 thousand
$0.05	6,900,000	May 2022	$345 thousand
$0.10	6,390,000	May 2022	$639 thousand
$0.01	8,500,000	June 2022	$85 thousand
$0.05	2,100,000	June 2022	$105 thousand
$0.10	38,250,000	June 2022	$3,825 thousand

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of December 31, 2021 and 2020, the Company recorded a liability of $804 thousand and $325 thousand, respectively, towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Summary of Cash Flows

Year Ended December 31, 2021 compared with Year Ended December 31, 2020

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
(In thousand)	2021	2020
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(35,140)	$(8,939)
Net cash provided by (used in) investing activities	195	(1,700)
Net cash provided by financing activities	26,856	19,928
Net (Decrease) Increase in cash and cash equivalents	$(8,089)	$9,288

Cash Used in Operating Activities

Cash flows used for operating activities increased by ($26,201) thousand to ($35,140) thousand in 2021, compared to ($8,939) thousand in 2020. Net cash used in operating activities for the year ended December 31, 2021, was ($35,140) thousand, primarily due to our net loss of $43,673 thousand, offset by non-cash items of $5,578 thousand and an increase in operating assets and liabilities of $2,955 thousand. Net cash used in operating activities for the year ended December 31, 2020, was ($8,939) thousand, primarily due to our net loss of $12,279 thousand, offset by non-cash items of $2,734 thousand and an increase in operating assets and liabilities of $605 thousand.

Cash Provided by (Used in) Investing Activities

Cash flows from investing activities increased to $195 thousand in 2021, compared to cash flows used in investing activities of ($1,700) thousand in 2020. Net cash flows provided by (used in) investing activities in 2021 and 2020 were mainly due to a promissory note of 1,700 thousand to the Company’s President in October 2020, which was repaid back to the Company in July 2021 through payment of $216 thousand in cash and relinquishment of 1,500 shares of the Company’s common stock.

Cash Provided by Financing Activities

Cash flows received from financing activities increased by $6,928 thousand in 2021 from $19,928 thousand in 2020. The increase in cash received from financing activities was mainly due to issuance of common stock and private placement notes in 2021, partially offset by repurchase of common stock in 2021.

Cash and Cash Equivalents

We maintain cash with several high credit quality financial institutions. Temporary cash investments with original maturities of 90 days or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. We maintain our cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. We have not experienced any losses in such accounts.

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The outbreak of the COVID-19 pandemic has affected the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is uncertain and subject to change. As of the date of this report, the Company’s efforts to respond to the challenges presented by the conditions described above have allowed the Company to minimize the impacts of these challenges to its business.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of ($43,673) thousand and ($12,279) thousands and used cash in operating activities of ($35,140) thousand and ($8,939) thousand and has an accumulated deficit as of ($59,947) thousand and ($20,982) thousand as of December 31, 2021, and 2020, respectively, as well as expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt, or entering other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Variable Interest Entity

The Company’s policy is to consolidate all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance under ASC 810 requires an analysis to determine if an entity should be evaluated for consolidation under the voting interest entity (“VOE”) model or the variable interest model (“VIE”). Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting interests. The consolidated financial statements include the accounts of all subsidiaries or other entities in which the Company has a direct or indirect controlling financial interest.

The Company assesses all entities in which it has a significant economic, ownership or other financial interest for consolidation on a case-by-case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to ASC 810, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests, including proportionate interests through related parties, to determine if such interests are considered a variable interest.

For any entity where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”). The Company consolidates a VIE if it is the primary beneficiary having the power to direct the activities that most significantly affect the economic performance of the VIE as well as the obligation to absorb losses and the right to receive benefits that could be significant to the VIE.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include: the valuation of non-cash consideration received from Unicorns customers and the associated revenue recognition; valuation of investments in private companies; valuation of the bifurcated redemption feature derivatives in the convertible notes; valuation of the Company’s common stock as a private company, valuation of the NCI in ITSQuest; valuation of the ITSQuest contingent divestiture; determination of the fair value of assets acquired and liabilities assumed in the business combination with ITSQuest; determination of the useful lives assigned to intangible assets; determination of the fair value of the ITSQuest indemnification asset and related tax liability; assessments for potential impairment of goodwill and intangible assets including digital assets; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Accounts Receivable

Accounts receivable consist of receivables from sale or renewal of SaaS subscriptions to its software platform or TaaS staffing arrangements. The Company records a receivable for its SaaS segment when customer access to the software platform is provided. For the TaaS segment, receivables are recorded when the Company has a right to invoice and are typically invoiced on a monthly basis. Typical cash payment terms provide that customers pay within 30 days of invoicing.

Accounts receivable for Unicorns generally consists of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company. These options or warrants typically have a term of five to ten years and are recorded at their estimated fair values as more fully described in the Revenue Recognition section below. Unicorns invoices customers when an episode is distributed for broadcast or streaming. Receipt of the option or warrant certificates is handled on a case-by-case basis in accordance with each customer agreement. Unicorns receivables are classified as current because the underlying option or warrant certificates are expected to be received within one year of invoicing. Subsequent to receipt of these option or warrant certificates, the related receivables will be reclassified to a long-term asset account. The Company does not charge interest for past due accounts and does not require any collateral for its receivables. As more fully discussed in the Revenue Recognition section below, Unicorns non-cash consideration is recorded at fair value as determined at, or near date of contract inception.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivables based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. The Company writes-off a receivable and charges it against its recorded allowance when all collection efforts are exhausted without success. Amounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations. For Unicorns, compensation is generally in the form of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company. The fair value of options or warrants of private companies, held upon settlement of such receivables, may fluctuate subsequent to receipt resulting in charges or gains to the Company’s consolidated statement of operations in future periods.

Goodwill and Intangible Assets

Goodwill and finite-lived intangible assets resulted from the acquisition of ITSQuest in 2020. Intangible assets consist primarily of customer relationships and tradenames. Upon acquisition, the purchase price was first allocated to identifiable assets and liabilities, including customer-related intangible assets and tradenames, with any remaining purchase price recorded as Goodwill. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally 15 years for customer relationships and 5 years for trade names. Straight line amortization is not materially different from an amortization method based upon projected future cash flows from the customers acquired.

The Company tests goodwill impairment under ASC 350 at least annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). There was no impairment identified of goodwill during fiscal 2021 and 2020.

The Company tests finite-lived intangible assets and other long-lived assets under ASC 360 whenever impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of long-lived assets is evaluated at the asset-group level. An asset group is defined as the lowest level of identifiable cash flows that are largely independent of the cash flows of other groups of assets or liabilities. There was no impairment of finite-lived intangible assets or other long-lived assets during fiscal 2021 and 2020.

Digital assets, net

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC) and USD Coin (USDC) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company records the initial cost basis at then-current quoted market prices and presents all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Fair value of the Company’s digital assets is determined on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). The Company has ownership of and control over of its digital assets and may use third-party custodial services to secure them.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within loss from operations in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair values at the time of impairment and this new cost basis is not adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are recorded within loss from operations in the consolidated statements of operations. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

Business Combinations

We account for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, Business Combinations (“ASC 805”) whereby the results of operations, including the revenues and earnings of the acquiree, are included in the consolidated financial statements from the date of acquisition. Additionally, assets acquired, and liabilities assumed were recognized at their fair value based on widely accepted valuation techniques in accordance with the ASC 820, Fair Value Measurement (“ASC 820”), as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date.

Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and profit (loss). The Company currently operates in the following three reporting segments: SaaS, TaaS, and Unicorn Hunters.

We determine our operating segments based on how the chief operating decision makers (“CODM”) manage the business, allocates resources, makes operating decisions and evaluates operating performance. The CODMs are the Chief Executive Officer and the President of the Company. Our CODMs review financial information presented on a consolidated basis accompanied by information about revenue and cost of revenue by services type along with gross profit for purposes of allocating resources and evaluating financial performance, as such we have disclosed segment information up to gross profit for each operating segment.

Derivative Financial Instruments

The Convertible notes have embedded conversion options that give rise to a derivative liability. The fair value of the derivative liability is recorded and shown separately under current liabilities on the accompanying consolidated statements of financial position. Changes in the fair value of the derivative liability are recorded in the accompanying consolidated statements of operations.

The Company uses the with and without valuation model to value the derivative instruments at inception and on subsequent valuation dates. The key assumption used to measure the fair value included the mean value of the shares to be issued in the future at the expected conversion date. Additional assumptions used were discount rates based on All Corporate Bond Yields for CCC+ grade level bonds and the expected term until conversion for each convertible note.

Equity Warrants

The Company has issued warrants from time to individuals who provided referrals to accredited investors that resulted in sales of ordinary shares in connection with the Company’s various funding rounds. The Warrants issued by the Company are evaluated as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Restricted Stock Units

During 2021, the Company amended certain employment agreements for some of its employees that enabled those employees to receive Restricted Stock Units (“RSU’s”) worth a fixed dollar amount, either: (i) at end of every month in certain instances; or (ii) on the first anniversary of their respective employments in other instances. The revised employment agreement specifies the maximum number of shares to be issued upon vesting to the respective employees.

The Company evaluated the fixed dollar value RSUs the Company had granted would result in a variable number of shares to be issued, which triggered the equity classification guidance under ASC 815-40. As of result of this, other equity awards classification could be impacted absent consideration of the ordering guidance. The authoritative guidance ASC 815-40-35-13 requires the method of ordering the financial instruments for reclassification to be rational, systematic and consistently applied. The Company elected method under ASC 815-40-35-13(c) - Reclassification of contracts with the earliest maturity date first to order its contracts for reclassification and accordingly the equity awards to employees as part of their compensation that are based on fixed dollar values should be classified as liabilities if they are outstanding as of a reporting date. No other instruments should be classified as liability since the entity has sufficient number of equity shares to issue to holders of options and warrants.

Common Stock Valuation

The Company’s common stock was valued based on Company’s expected future growth. The Market Approach was used which consisted of the (1) Guideline Public Company Method and (2) the Recent Common Stock Transactions. These two methods were considered to determine the value of common stock given the proximity of the common stock transactions and the economics of the Company. The common stock transactions involved multiple parties; however, they reflect individuals and not institutional investors, and the majority of the investors are non-accredited. Limited due diligence was performed, limited financial information was provided, and the overall shares raised were a small percentage of the Company's overall capitalization. As a result, the Company placed the most weight on the guideline company method and 15.0 percent weight on the recent common stock transactions.

Valuations of common stock were performed as of each year ended December 31, 2019, 2020 and 2021. Also, valuations of common stock were performed as of March 31, 2021, June 30, 2021 and September 30, 2021.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective method. Under the full retrospective transition method, the Company applies the new revenue standard to all contracts and adjusts its financial statements to reflect the accounting under ASC 606 for all periods presented. For all years the revenue is recognised over time. No material impact of application of ASC 606 was noted in the Consolidated Financial Statements of the Company. ASC 606 is a comprehensive new revenue recognition model that requires the Company to recognize revenue in a manner which depicts the transfer of goods or services to its customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Under ASC 606, revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services.

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which are comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of the December 31, 2021 and 2020 no such reserves were recorded.

The Company’s customers vary from government institutions, Fortune 500 Companies, and small businesses. At contract inception, the Company assesses the product offerings in its contracts to identify performance obligation(s) that are distinct. A performance obligation is distinct when the customer can benefit from it on its own or together with other resources that are readily available and when it is separately identifiable from other items in the contract. Historically, costs to obtain a contract have not been significant.

To identify its performance obligation(s), the Company considers all of the promises in the contract for SaaS, TaaS or Unicorns Services. The Company has concluded there to be a single performance obligation in each of these services. For SaaS arrangements, the primary obligation is the license issuance to the customer to access the TransparentBusiness workforce platform. For TaaS arrangements, the primary performance obligation is services provided to the customer by the professional resulting in hours accrued or milestones reached. For Unicorns arrangements, the primary performance obligation is to provide customers with publicity and exposure through appearance on the Unicorn Hunters show which occurs when an episode is distributed for broadcast or streaming.

The transaction price is the total amount of consideration the Company expects to be entitled to in exchange for the service offerings in a contract. At the inception of the contract, the transaction price is known for all the services in the contracts. For SaaS contracts the transaction price is based on the number of licenses sold. TaaS contracts are based on the contracted service hours. Some contracts have a form of variable consideration, for example discounts on licenses sold that exceed certain volumes, or TaaS remote talent projects with a 10% discount for long term engagements that could impact the base transaction price of our services in contracts with the customers. The Company estimates variable consideration and adjusts the transaction price at the time of contract signing.

For Unicorns, the consideration is a fixed amount specified in the agreement generally consisting of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. Unicorns customers are generally smaller start-up companies which are not publicly traded. The estimated fair value of stock options and warrants, expected to be received as consideration, is determined based on (i) a recent round of financing (ii) a recent existing third-party valuation report or (iii) a new third-party valuation report as of or near the date of contract inception. These are Level 3 estimates under the fair value hierarchy which is more fully described in Note 3.

Under ASC 606, the total transaction price is allocated to each performance obligation in the contract. As noted above, each contract in each segment contains only one performance obligation. Accordingly, the total transaction price for all Company contracts relates to the single performance obligation and no allocation is required.

Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. If the consideration promised in a contract includes a variable amount, for example, a discount for the subscription to access the software platform or for long term staffing engagements, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue and related revenue is recognized over the subscription period. For TaaS contracts, the Company’s staffing contracts are typically for a duration of less than a year and are either on a fixed hourly rate basis or on fixed cost basis billed upon satisfaction of respective milestones. For Unicorns contracts, customers are billed when an episode is distributed for broadcast or streaming.

The Company typically invoices its customers at the end of each month in cases where the contracts involve billing on fixed hourly rates and/or once milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period where fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized over time using an output method based upon milestones achieved. Revenue is recognized once a milestone is reached for an amount of the transaction price that is proportionate to the total milestones in the contract. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer. For Unicorns contracts, the promise to the customer is fulfilled and revenue is recognized for the entire transaction price when an episode is distributed on the Unicorn Hunters website.

Deferred revenue

Deferred revenue represents amounts that have been invoiced in advance of revenue recognition. Deferred revenue is recognized as revenue when transfer of control to customers has occurred or as services are being provided. The Company generally invoices customers in monthly installments for the TaaS business and for SaaS, business customers are invoiced at the start of the contract period therefore timing differences and deferred revenue can occur in the SaaS and TaaS segments. As noted above, Unicorns invoicing and revenue recognition both occur at the time an episode is distributed on the Unicorn Hunters website therefore there is no deferred revenue recorded for the Unicorn Hunters segment.

Remaining performance obligation

In accordance with ASC 606, the Company is required to include disclosures on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the contracts in the Company’s businesses, these reporting requirements are not applicable. Most of the Company’s remaining contracts meet certain exceptions as defined in ASC 606. For the Company’s contracts that pertain to these exceptions: (i) the remaining performance obligations primarily relates to the provision of access to the software platform for its subscribers; and (ii) the estimated duration of these performance obligations is less than one year or ranges from the remaining of the current calendar year to the next calendar year.

Stock-Based Compensation Expense

The Company measures and records stock-based compensation expense related to stock awards and stock options awarded to certain officers, directors, employees and consultants based on the grant date fair value of the award under ASC 718 Compensation – Stock Compensation. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the individual option, generally equal to the vesting period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period in which the change was enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. The Company is subject to examinations by federal and state authorities for the income tax periods that remain open. In the event that a taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the consolidated financial condition or results of operations.

The consolidated financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. In the event that the Internal Revenue Service (“IRS”) or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the consolidated financial condition or results of operations. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Recently Issued and Adopted Accounting Standards

Refer to Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2021, we had $1,873 thousand of cash and cash equivalents consist of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

As of December 31, 2020, we had $9,962 thousand of cash and cash equivalents consist of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use.

Foreign Currency Exchange Risk

Our reporting currency is the United States dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales internationally. Therefore, our revenue is not currently subject to significant foreign currency risk, but that will likely change in the future. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results for the fiscal years ended December 31, 2021 and 2020, respectively.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivables. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents, and accounts are monitored by management to mitigate risk. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents or an event of default by the issuers of the corporate debt securities we hold.

Item 8.	financial statements and supplementary data

TransparentBusiness, Inc. and its Subsidiaries Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm As of and for the Years Ended December 31, 2021 and 2020

transparentbusiness, inc. and its subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

TransparentBusiness, Inc. and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TransparentBusiness, Inc. and its Subsidiaries (the Company) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that TransparentBusiness, Inc. and its Subsidiaries will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and cash flow deficits from operations and has stated that substantial doubt exists about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Paris, Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2022.

New York, NY

July 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

TransparentBusiness, Inc. and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TransparentBusiness, Inc. and its Subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows, for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that TransparentBusiness, Inc. and its Subsidiaries will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and cash flow deficits from operations and has stated that substantial doubt exists about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Restatement

As discussed in Note 2 to the financial statements, the financial statements as of December 31, 2020 and for the year then ended have been restated to correct a misstatement. Our opinion is not modified with respect to this matter.

/s/SingerLewak LLP

We have served as the Company’s auditor since 2021.

San Jose, California

August 7, 2021, except for Notes 2,4,5 and 12, as to which the date is May 9, 2022

TRANSPARENTBUSINESS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,872,529	$9,961,817
Accounts receivable, net	6,502,639	1,182,872
Receivables from affiliates	-	11,991
Related party promissory note	-	1,709,667
Prepaid expenses and other current assets	214,633	418,921
Indemnification asset	4,389,727	4,389,727
TOTAL CURRENT ASSETS	12,979,528	17,674,995
Property and equipment, net	5,322	-
Goodwill	3,865,695	3,865,695
Intangible assets, net	3,634,679	3,751,439
TOTAL ASSETS	$20,485,224	$25,292,129
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,920,087	$254,553
Income tax payable	90	1,026
Accrued expenses	2,374,258	637,211
Accrued payroll liabilities	417,300	782,221
Deferred revenue	51,030	2,183
ITSQuest tax liability	4,389,727	4,389,727
Short-term debt	1,216,000	-
Other current liabilities	898,298	324,966
TOTAL CURRENT LIABILITIES	11,266,790	6,391,887
Deferred income tax liability, net	1,097,049	969,940
TOTAL LIABILITIES	12,363,839	7,361,827

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 767,525,220 and 751,489,686 issued; 732,251,471 and 725,110,674 outstanding, net of treasury stock, at December 31, 2021, and 2020, respectively	767,525	751,489
Treasury stock, at cost; 35,273,749 and 26,379,012 shares at December 31, 2021 and 2020, respectively	(2,714,312)	(1,114,312)
Additional paid-in capital	71,041,101	35,595,322
Accumulated deficit	(59,946,592)	(20,981,710)
TOTAL TRANSPARENTBUSINESS STOCKHOLDERS’ EQUITY	9,147,722	14,250,789
Noncontrolling interest	(1,026,337)	3,679,513
TOTAL STOCKHOLDERS’ EQUITY	8,121,385	17,930,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,485,224	$25,292,129

See accompanying notes which are an integral part of these consolidated financial statements

TRANSPARENTBUSINESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2021	2020
REVENUES	$19,364,131	$1,803,851
COST OF REVENUES	24,129,082	923,342
GROSS PROFIT (LOSS)	(4,764,951)	880,509
OPERATING COSTS AND EXPENSES
General and administrative	24,404,631	6,325,972
Sales and marketing	13,753,501	5,388,028
Research and development	422,354	228,181
TOTAL OPERATING COSTS AND EXPENSES	38,580,486	11,942,181
LOSS FROM OPERATIONS	(43,345,437)	(11,061,672)
Interest expense, net	(97,467)	(170,670)
Other expense, net	63,433	(8,957)
Change in fair value of derivatives, net	-	(803,695)
Loss on settlement of debt, net	-	(154,590)
LOSS BEFORE INCOME TAXES	(43,379,471)	(12,199,584)
Income tax expense	(293,761)	(79,111)
NET LOSS AND COMPREHENSIVE LOSS	$(43,673,232)	$(12,278,695)
Less: net loss attributable to the noncontrolling interest	(4,708,350)	(50,487)
NET LOSS ATTRIBUTABLE TO TRANSPARENTBUSINESS	$(38,964,882)	$(12,228,208)
Net loss per share attributable to TransparentBusiness, basic and diluted	$(0.05)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	759,377,886	659,931,473

See accompanying notes which are an integral part of these consolidated financial statements

TRANSPARENTBUSINESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Transparent
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Business Stockholders’ Equity	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2019	637,679,390	$637,679	$5,459,175	(15,895,890)	$(150,000)	$(8,753,502)	$(2,806,648)	$-	$(2,806,648)
Issuance of common stock	51,178,779	51,179	19,538,052	-	-		19,589,231	-	19,589,231
Stock-based compensation expense	-	-	467,089	-	-	-	467,089	-	467,089
Repurchase of stock options	-	-	(119,484)	-	-	-	(119,484)	-	(119,484)
Exercise of stock options and warrants	3,334,320	3,334	11,179	-	-	-	14,513	-	14,513
Common stock issued for services	7,484,376	7,484	648,315	-	-	-	655,799	-	655,799
Conversion of principal and interest on convertible notes	41,812,821	41,813	4,462,655	-	-	-	4,504,468	-	4,504,468
Repurchase of common stock	-	-	-	(11,187,512)	(1,034,751)	-	(1,034,751)	-	(1,034,751)
Sale of treasury stock	-	-	1,338,341	704,390	70,439	-	1,408,780	-	1,408,780
Contingent divestiture			1,900,000				1,900,000		1,900,000
Shares issued to ITSQuest	10,000,000	10,000	1,890,000	-	-	-	1,900,000	-	1,900,000
Noncontrolling interest in ITS Quest (Note 4)	-	-	-	-	-	-	-	3,730,000	3,730,000
Net loss	-	-	-	-	-	(12,228,208)	(12,228,208)	(50,487)	(12,278,695)
Balance as of December 31, 2020	751,489,686	$751,489	$35,595,322	(26,379,012)	$(1,114,312)	$(20,981,710)	$14,250,789	$3,679,513	$17,930,302
Issuance of common stock	11,736,987	11,739	25,981,874	-	-	-	25,993,613	-	25,993,613
Stock-based compensation expense	-	-	9,416,694	-	-	-	9,416,694	-	9,416,694
Exercise of stock options and warrants	2,016,660	2,016	(1,914)	-	-	-	102	-	102
Common stock issued for services	2,281,887	2,281	49,125	-	-	-	51,406	-	51,406
Repurchase of common stock (Note 14)	-	-	-	(8,894,737)	(1,600,000)	-	(1,600,000)	-	(1,600,000)
Noncontrolling interest in Unicorns, Inc. (Note 4)	-	-	-	-	-	-	-	2,500	2,500
Net loss	-	-	-	-	-	(38,964,882)	(38,964,882)	(4,708,350)	(43,673,232)
Balance as of December 31, 2021	767,525,220	767,525	$71,041,101	(35,273,749)	$(2,714,312)	(59,946,592)	9,147,722	(1,026,337)	8,121,385

See accompanying notes which are an integral part of these consolidated financial statements

TRANSPARENTBUSINESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,673,232)	$(12,278,695)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	9,468,100	1,465,613
Noncash consideration from customers of Unicorns, Inc.	(4,281,000)	-
Noncash interest on convertible notes	-	170,670
Loss on settlement of debt	-	154,590
Impairment of digital assets	15,748	-
Change in fair value of derivative liabilities	-	803,695
Amortization expense	354,732	29,561
Bad debt expense	20,343	106,683
Loss on disposal of fixed assets	-	2,978
Changes in operating assets and liabilities:
Accounts receivables	(1,059,110)	(5,244)
Receivables from affiliates	11,991	(2,104)
Prepaid expenses and other current assets	213,955	(255,125)
Accounts payable	1,665,534	87,235
Accrued expenses and payroll liabilities	1,372,127	899,853
Deferred income tax liability	127,109	-
Deferred revenue	48,847
Other liabilities	574,896	(119,193)
Net cash used in operating activities	(35,139,960)	(8,939,483)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of related party promissory note	-	(1,700,000)
Repayment of related party promissory note	200,000	-
Purchase of property and equipment	(5,322)	-
Net cash provided by (used in) investing activities	194,678	(1,700,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	250,000
Payment of short-term debt	-	(100,000)
Proceeds from issuance of private placement unsecured notes	1,181,000	-
Proceeds from sales of common stock	25,774,892	19,589,231
Repurchase of common stock	(100,000)	(1,034,751)
Repurchase of stock options	-	(200,000)
Proceeds from sale of treasury stock	-	1,408,780
Proceeds from exercise of stock options and warrants	102	14,513
Net cash provided by financing activities	26,855,994	19,927,773
NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,089,288)	9,288,290
CASH AND CASH EQUIVALENTS—Beginning of year	$9,961,817	$673,527
CASH AND CASH EQUIVALENTS—End of year	$1,872,529	$9,961,817

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	167,589	-
Noncash investing and financing activities:
Market value of digital assets received as proceeds from sales of common stock (Notes 5 and 8)	$218,721	$-
Market value of digital assets received as proceeds from sales of private placement unsecured notes (Notes 5 and 7)	35,000	-
Common shares received in repayment of related party promissory note (7,894,737 shares issued during 2021) (Note 14)	1,500,000	-
Common shares issued for conversion of debt (41,812,821 shares issued during 2020) (Note 7)	-	4,504,468
Common shares issued for acquisition of ITSQuest (10,000,000 shares issued during 2020) (Note 4)	-	1,900,000

See accompanying notes which are an integral part of these consolidated financial statements.

TransparentBusiness, Inc.

NOTES TO Consolidated FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Description of Business

TransparentBusiness, Inc. (“TransparentBusiness” or the “Company”) is a workforce management technology company and was incorporated in the state of Delaware on June 22, 2015. The SaaS (Software-as-a-Service) platform was developed in 2008 by KMGi Group, the predecessor to TransparentBusiness as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling of contractors. The TransparentBusiness platform has been in use since 2009, initially under the name TransparentBilling, Inc. serving KMGi Group’s internal operations. The platform is designed to increase remote workers’ productivity, protect client budgets from overbilling, allow coordination and monitoring of their remote workforce and provide real-time information on the cost and status of all tasks and projects. The Company’s solutions provide technology that brings visibility into remote workforce management through an all-in-on cloud-based solution. The Company markets its services throughout the United States of America.

TransparentBusiness continues to operate its original SaaS business which enables simple and seamless monitoring and management of remote or work-from-home employees. In addition, the Company wholly owns two TaaS (Talent-as-a-Service) companies and platforms, SheWorks! and Yandiki, and holds a majority ownership interests in ITSQuest, Inc, (“ITSQuest”) a regional staffing agency, as well as Unicorns, Inc. (“Unicorns” or “Unicorn Hunters”) which produces reality television/streaming shows.

The Company’s wholly owned subsidiaries SheWorks! and Yandiki can operate independently or in conjunction with the Company’s SaaS software. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs. Yandiki is also a talent exchange and platform that connects freelance talent with companies looking for leaner, more transparent ways of carrying out remote contractual work.

In November 2020 the Company acquired a 51% ownership interest in ITSQuest, Inc which is a regional staffing agency with twelve locations throughout New Mexico and Texas. ITSQuest has significant contact with employers throughout the US Southwest and utilizes its sales force and contacts to promote and sell TransparentBusiness’s SaaS and TaaS products. Customers of ITSQuest are primarily governmental agencies.

In April 2021, the Company acquired a 66.67% ownership interest in Unicorns, Inc. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience.

Business Organization

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and profit (loss). The Company currently operates in the following three reporting segments: SaaS, TaaS and Unicorn Hunters. Refer to Note 6 – Segment Information.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $43,673 thousand and $12,279 thousand and used cash in operating activities of $35,140 thousand and $8,939 thousand for the years ended December 31, 2021 and 2020 and had an accumulated deficit of $59,947 thousand and $20,982 thousand as of December 31, 2021, and 2020, respectively, as well as expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt, or entering other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, in view of uncertainties in U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of TransparentBusiness, Inc., its wholly owned subsidiaries, SheWorks, Inc. (“SheWorks”) and Yandiki Inc. (“Yandiki”), as well as ITSQuest Inc. (“ITSQuest”) and Unicorns, Inc (“Unicorns”). These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest and Unicorns which are 51% and 66.67% owned, respectively, the minority interests are reflected in the consolidated financial statements as non-controlling interests (“NCI”), as more fully discussed below.

Restatement of Previously Issued Financial Statements

As discussed in the Company’s Form 8-K, dated January 25, 2022, the Company restated its consolidated financial statements for the year ended December 31, 2020 from amounts previously reported on Form 10-12G. The restated financial statements, which are included herein, included the following adjustments as of December 31, 2020: (i) increased goodwill by $970 thousand as of December 31, 2020 and (ii) increased deferred income tax liability by $970 thousand as of December 31, 2020. The restatement did not impact the consolidated statements of operations, cash flows or shareholders’ equity (deficit).

Variable Interest entity

The Company’s policy is to consolidate all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance under ASC 810 requires an analysis to determine if an entity should be evaluated for consolidation under the voting interest entity (“VOE”) model or the variable interest model (“VIE”). Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting interests. The consolidated financial statements include the accounts of all subsidiaries or other entities in which the Company has a direct or indirect controlling financial interest.

The Company assesses all entities in which it has a significant economic, ownership or other financial interest for consolidation on a case-by-case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to ASC 810, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests, including proportionate interests through related parties, to determine if such interests are considered a variable interest.

For any entity where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”). The Company consolidates a VIE if it is the primary beneficiary having the power to direct the activities that most significantly affect the economic performance of the VIE as well as the obligation to absorb losses and the right to receive benefits that could be significant to the VIE.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include: the valuation of non-cash consideration received from Unicorns customers and the associated revenue recognition; valuation of investments in private companies; valuation of the bifurcated redemption feature derivatives in the convertible notes; valuation of the Company’s common stock as a private company, valuation of the NCI in ITSQuest; valuation of the ITSQuest contingent divestiture; determination of the fair value of assets acquired and liabilities assumed in the business combination with ITSQuest; determination of the useful lives assigned to intangible assets; determination of the fair value of the ITSQuest indemnification asset and related tax liability; assessments for potential impairment of goodwill and intangible assets including digital assets; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The outbreak of the COVID-19 pandemic has affected the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is uncertain and subject to change. As of the date of this report, the Company’s efforts to respond to the challenges presented by the conditions described above have allowed the Company to minimize the impacts of these challenges to its business.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market funds with original maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable consist of receivables from sale or renewal of SaaS subscriptions to its software platform or TaaS staffing arrangements. The Company records a receivable for its SaaS segment when customer access to the software platform is provided. For the TaaS segment, receivables are recorded when the Company has a right to invoice and are typically invoiced on a monthly basis. Typical cash payment terms provide that customers pay within 30 days of invoicing.

Accounts receivable for Unicorns generally consists of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company. These options or warrants typically have a term of five to ten years and are recorded at their estimated fair values as more fully described in the Revenue Recognition section below. Unicorns invoices customers when an episode is distributed for broadcast or streaming. Receipt of the option or warrant certificates is handled on a case-by-case basis in accordance with each customer agreement. Unicorns receivables are classified as current because the underlying option or warrant certificates are expected to be received within one year of invoicing. Subsequent to receipt of these option or warrant certificates, the related receivables will be reclassified to a long-term asset account. The Company does not charge interest for past due accounts and does not require any collateral for its receivables. As more fully discussed in the Revenue Recognition section below, Unicorns non-cash consideration is recorded at fair value as determined at, or near date of contract inception.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of December 31, 2021 and 2020, the Company recorded a liability of $804 thousand and $325 thousand, respectively, towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statement of operations. During the years ended December 31, 2021 and 2020, the Company incurred $60 thousand and $8 thousand in factoring fee expense, respectively.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivables based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. The Company writes-off a receivable and charges it against its recorded allowance when all collection efforts are exhausted without success. Amounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations. For Unicorns, revenue and receivables are generally in the form of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company. The fair value of options or warrants of private companies, held upon settlement of such receivables, may fluctuate subsequent to receipt resulting in charges or gains to the Company’s consolidated statement of operations in future periods. During the years ended December 31, 2021 and 2020, respectively, the Company incurred $20 thousand and $107 thousand in bad debt expense.

Goodwill and Intangible Assets

Goodwill and finite-lived intangible assets resulted from the acquisition of ITSQuest in 2020. Intangible assets consist primarily of customer relationships and tradenames. Upon acquisition, the purchase price was first allocated to identifiable assets and liabilities, including customer-related intangible assets and tradenames, with any remaining purchase price recorded as Goodwill. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally 15 years for customer relationships and 5 years for trade names. Straight line amortization is not materially different from an amortization method based upon projected future cash flows from the customers acquired.

The Company tests goodwill impairment under ASC 350 at least annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). There was no impairment identified of goodwill during fiscal 2021 and 2020.

The Company tests finite-lived intangible assets and other long-lived assets under ASC 360 whenever impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of long-lived assets is evaluated at the asset-group level. An asset group is defined as the lowest level of identifiable cash flows that are largely independent of the cash flows of other groups of assets or liabilities. There was no impairment of finite-lived intangible assets or other long-lived assets during fiscal 2021 and 2020.

Digital assets, net

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC) and USD Coin (USDC) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company records the initial cost basis at then-current quoted market prices and presents all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Fair value of the Company’s digital assets is determined on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). The Company has ownership of and control over of its digital assets and may use third-party custodial services to secure them.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within loss from operations in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair values at the time of impairment and this new cost basis is not adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are recorded within loss from operations in the consolidated statements of operations. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

Business Combinations

We account for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, Business Combinations (“ASC 805”) whereby the results of operations, including the revenues and earnings of the acquiree, are included in the consolidated financial statements from the date of acquisition. Additionally, assets acquired, and liabilities assumed were recognized at their fair value based on widely accepted valuation techniques in accordance with the ASC 820, Fair Value Measurement (“ASC 820”), as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives, as defined by ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, derivative financial instruments that are accounted for as liabilities are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the accompanying consolidated statements of financial position as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheets date. Refer to Note 7 — Convertible Notes for additional information.

Equity Warrants

The Company has issued warrants to individuals who provided referrals to accredited investors that resulted in sales of ordinary shares in connection with the Company’s various funding rounds. The Warrants issued by the Company are evaluated as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

As of December 31, 2021 and December 31, 2020, warrants outstanding were 11,570,000 and 13,220,000, respectively. The fair value of warrants issued is considered an issuance cost charged against the related proceeds raised and is recorded in stockholders’ equity. All of the Company’s outstanding warrants are classified as equity in accordance with ASC 815-40.

Restricted Stock Units

During 2021, the Company amended certain employment agreements for some of its employees that enabled those employees to receive Restricted Stock Units (“RSU’s”) worth a fixed dollar amount, either: (i) at end of every month in certain instances; or (ii) on the first anniversary of their respective employments in other instances. The revised employment agreement specifies the maximum number of shares to be issued upon vesting to the respective employees.

The Company evaluated that the fixed dollar value RSUs the Company had granted would result in a variable number of shares to be issued, which triggered the equity classification guidance under ASC 815-40. As of result of this, other equity awards classification could be impacted absent consideration of the ordering guidance. The authoritative guidance ASC 815-40-35-13 requires the method of ordering the financial instruments for reclassification to be rational, systematic and consistently applied. The Company elected method under ASC 815-40-35-13(c) - Reclassification of contracts with the earliest maturity date first to order its contracts for reclassification and accordingly the equity awards to employees as part of their compensation that are based on fixed dollar values should be classified as liabilities if they are outstanding as of a reporting date. No other instruments should be classified as liability since the entity has sufficient number of equity shares to issue to holders of options and warrants. Refer to Note 9 – Stock-Based Compensation for RSU information as of and for the years ended December 31, 2021 and 2020.

Stock-Split

Effective August 10, 2020 the Company’s Board of Directors approved a resolution to undertake a split of the common stock of the Company on a basis of 10 new common share for 1 old common share (“10-for-1 split”). All references in these consolidated financial statements to number of common shares, price per share, and weighted average number of shares outstanding prior to the 10-for-1 split have been adjusted to reflect the stock-split on a retroactive basis as of the earliest period presented, unless otherwise noted.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 which requires revenue to be recorded in a manner which depicts the transfer of goods or services to customers at amounts that reflect the consideration the Company expects to receive in exchange for those goods or services. Under ASC 606, revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services.

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which are comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).
2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.
3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of the December 31, 2021 and 2020 no such reserves were recorded.

The Company’s customers vary from government institutions, Fortune 500 Companies, and small businesses. At contract inception, the Company assesses the product offerings in its contracts to identify performance obligation(s) that are distinct. A performance obligation is distinct when the customer can benefit from it on its own or together with other resources that are readily available and when it is separately identifiable from other items in the contract. Historically, costs to obtain a contract have not been significant.

To identify its performance obligation(s), the Company considers all of the promises in the contract for SaaS, TaaS or Unicorns Services. The Company has concluded there to be a single performance obligation in each of these services. For SaaS arrangements, the primary obligation is the license issuance to the customer to access the TransparentBusiness workforce platform. For TaaS arrangements, the primary performance obligation is services provided to the customer by the professional resulting in hours accrued or milestones reached. For Unicorns arrangements, the primary performance obligation is to provide customers with publicity and exposure through appearance on the Unicorn Hunters show which occurs when an episode is distributed for broadcast or streaming.

The transaction price is the total amount of consideration the Company expects to be entitled to in exchange for the service offerings in a contract. At the inception of the contract, the transaction price is known for all the services in the contracts. For SaaS contracts the transaction price is based on the number of licenses sold. TaaS contracts are based on the contracted service hours. Some contracts have a form of variable consideration, for example discounts on licenses sold that exceed certain volumes, or TaaS remote talent projects with a 10% discount for long term engagements that could impact the base transaction price of our services in contracts with the customers. The Company estimates variable consideration and adjusts the transaction price at the time of contract signing.

For Unicorns, the consideration is a fixed amount specified in the agreement generally consisting of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. Unicorns customers are generally smaller start-up companies which are not publicly traded. The estimated fair value of stock options and warrants, expected to be received as consideration, is determined based on (i) a recent round of financing (ii) a recent existing third-party valuation report or (iii) a new third-party valuation report as of or near the date of contract inception. These are Level 3 estimates under the fair value hierarchy which is more fully described in Note 3.

Under ASC 606, the total transaction price is allocated to each performance obligation in the contract. As noted above, each contract in each segment contains only one performance obligation. Accordingly, the total transaction price for all Company contracts relates a to the single performance obligation and no allocation is required.

Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. If the consideration promised in a contract includes a variable amount, for example, a discount for the subscription to access the software platform or for long term staffing engagements, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue and related revenue is recognized over the subscription period. For TaaS contracts, the Company’s staffing contracts are typically for a duration of less than a year and are either on a fixed hourly rate basis or on fixed cost basis billed upon satisfaction of respective milestones. For Unicorns contracts, customers are billed when an episode is distributed for broadcast or streaming.

The Company typically invoices its customers at the end of each month in cases where the contracts involve billing on fixed hourly rates and/or once milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period where fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized over time using an output method based upon milestones achieved. Revenue is recognized once a milestone is reached for an amount of the transaction price that is proportionate to the total milestones in the contract. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer. For Unicorns contracts, the promise to the customer is fulfilled and revenue is recognized for the entire transaction price when an episode is distributed on the Unicorn Hunters website.

Deferred revenue

Deferred revenue represents amounts that have been invoiced in advance of revenue recognition. Deferred revenue is recognized as revenue when transfer of control to customers has occurred or as services are being provided. The Company generally invoices customers in monthly installments for the TaaS business and for SaaS, business customers are invoiced at the start of the contract period therefore timing differences and deferred revenue can occur in the SaaS and TaaS segments. As noted above, Unicorns invoicing and revenue recognition both occur at the time an episode is distributed on the Unicorn Hunters website therefore there is no deferred revenue recorded for the Unicorn Hunters segment.

The Company had deferred revenue of $51.0 thousand and $2.2 thousand as of December 31, 2021 and December 2020, respectively. The amount of revenue recognized in fiscal 2021 and 2020 that was included in deferred revenue at the beginning of the periods was $2.2 thousand and $2.4 thousand, respectively.

Remaining performance obligation

In accordance with ASC 606, the Company is required to include disclosures on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the contracts in the Company’s businesses, these reporting requirements are not applicable. Most of the Company’s remaining contracts meet certain exceptions as defined in ASC 606. For the Company’s contracts that pertain to these exceptions: (i) the remaining performance obligations primarily relates to the provision of access to the software platform for its subscribers; and (ii) the estimated duration of these performance obligations is less than one year or ranges from the remaining of the current calendar year to the next calendar year.

Cost of Revenue

Costs of revenue include salaries, and personnel compensation costs, associated with the Company’s SaaS and TaaS personnel, website hosting and other costs including providing technical support, materials, and supplies.

For Unicorns, cost of revenue includes salaries and personnel compensation costs as noted for SaaS and TaaS but also includes third party costs for production team, celebrity hosts and travel. The Company evaluates if Unicorn Hunters show production costs are expected to be recovered. Costs are capitalized if expected to be recovered and otherwise are expensed as incurred. Any capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. No production costs were capitalized during the year ended December 31, 2021 because of uncertainty about recovery of such costs during Company’s start-up phase.

General and Administrative

General and administrative costs primarily consist of compensation, employee benefits, and stock-based compensation related to executive management, finance, administration and human resources, facility costs, professional service fees, and other general overhead costs.

Sales and Marketing Expense

Sales and marketing expense principally consists of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel. Sales, marketing and advertising costs are expensed as incurred. During the years ended December 31, 2021 and 2020, the Company incurred $13,498 thousand and $5,365 thousand in advertising expense, respectively.

Research and Development Costs

Our research and development team is focused on maintaining and improving our software and platform, enabling customers to derive efficiencies while enhancing functionality. Research and development expenses consist primarily of personnel-related costs for our development team, including salaries and bonuses, benefits and stock-based compensation expense for research, design and development activities. Research and development costs relating to internal use software are not material and are expensed as they are incurred. These costs are presented under Operating costs and Expenses as Research and Development costs.

Stock-Based Compensation Expense

The Company measures and records stock-based compensation expense related to stock awards and stock options awarded to certain officers, directors, employees and consultants based on the grant date fair value of the award under ASC 718 Compensation – Stock Compensation. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, of the individual option, generally equal to the vesting period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period in which the change was enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. The Company is subject to examinations by federal and state authorities for the income tax periods that remain open. In the event that a taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the consolidated financial condition or results of operations.

The consolidated financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. In the event that the Internal Revenue Service (“IRS”) or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the consolidated financial condition or results of operations. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

Net Loss per Share

Net loss per common share is computed pursuant to ASC 260-10, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. For each of the years ended December 31, 2021 and 2020, the Company had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation as their effect would have been anti-dilutive.

Contingent Liabilities

The Company accounts for contingent liabilities in accordance with the ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the consolidated financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in the notes to the consolidated financial statements.

Risks and Uncertainties

The Company is subject to a number of risks that are similar to those which other companies of similar size in its industry are facing, including, but not limited to, the need for additional capital (or financing) to fund operations, competition from substitute products and services from larger companies, protection of proprietary technology, dependence on key customers, dependence on key individuals, and risks associated with changes in information technology.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivables. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. In addition, as more fully described above, the Company has non-cash receivables consisting of options and warrants to purchase common stock in small private companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. The Company also holds digital assets which are more fully described above and in Note 5. Digital asset market values are subject to significant fluctuations based on supply and demand for such digital assets and other factors. The Companies digital assets are included in the consolidated balance sheets as intangible assets.

During the year ended December 31, 2021, the Company had four customers for which revenue accounted for 10% or more of total revenue. These customers accounted for approximately 12%, 11%, 10% and 10% of the Company’s revenue. These customers accounted for 34%, 2%, 30% and 5% of customer receivables, respectively, as of December 31, 2021. During the year ended December 31, 2020, the Company had two customers for which revenue accounted for more than 10% of total revenue. These customers accounted for approximately 11% and 14% of the Company’s revenue. Neither of the two customers individually accounted for more than 10% of the Company’s accounts receivables as of December 31, 2020.

Recently Issued Not Yet Adopted Accounting Pronouncements

The Company currently qualifies as an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Start-ups Act of 2012, or the “JOBS Act.” Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s consolidated statements of financial position for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. On June 3, 2020, the FASB issued ASU 2020-05 which amended the effective dates of Topic 842 to give immediate relief from business disruptions caused by the COVID-19 pandemic and provides a one-year deferral to the effective date for non-public companies. Therefore, the effective date for private companies will now be fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As the Company qualifies as an EGC, the Company will follow the annual reporting guidance as of January 1, 2022 in connection with the issuance of its annual financial statements for the year ended December 31, 2022 and apply the provisions of ASC 842 in interim periods commencing after December 15, 2022. The Company will use the optional transition method to the modified retrospective approach in which Topic 842 will not be applied to comparative periods presented and incremental disclosures are not required for periods before the Company’s adoption of Topic 842.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), that requires companies to present certain financial assets net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. ASU 2016-13 is effective for the Company’s annual and interim periods beginning after December 15, 2022 with early adoption permitted. The Company does not expect to early adopt the new standard. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022. Most amendments within this accounting standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact that the standard will have on its on its consolidated financial statements and disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify accounting for convertible instruments by removing major separation models required under current U.S GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will no longer be available. ASU 2020-06 is effective for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect to early adopt the new standard. We are currently assessing the impact on our consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENT

The Company measures the fair value for financial instruments under the ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3	Assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Cash held by financial institutions	$1,299,808	$1,299,808	$-	$-	$1,299,808
Money market funds	572,721	572,721	-	-	572,721

As of December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Cash held by financial institutions	$5,359,990	$5,359,990	$-	$-	$5,359,990
Money market funds	4,601,827	4,601,827	-	-	4,601,827

Assets Measured at Fair Value on a Non-Recurring Basis

As discussed in Note 2, consideration from Unicorns customers generally includes commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company. This non-cash consideration is recognized at the estimated fair values at or near the dates of contract inception using Level 3 inputs which are more fully described in Note 2. The carrying value of such non-cash consideration was $4,281 thousand and was included in the consolidated balance sheet as accounts receivable as of December 31, 2021. Certain other items such as goodwill and intangible assets are recorded as a result of the business acquisition discussed in Note 4, as well as the contingent divestiture and the NCI and these are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs as described in Note 4. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

NOTE 4 – BUSINESS ACQUISITIONS

Unicorns Acquisition in 2021

On April 8, 2021, Alex Konanykhin, founder of Unicorns, a Nevada corporation, issued 50,000,001 shares of Unicorns common stock to TransparentBusiness out of the 75,000,000 shares it had issued to date. TransparentBusiness became a majority owner of Unicorns, obtaining a 66.67% interest. In addition to the Company’s 66.67% interest in Unicorns, 20,000,000 shares of Unicorns or 26.67% are held by officers and directors of the Company. This consists of 5,000,000 shares or 6.67% held by Alex Konanykhin, CEO of TransparentBusiness, 5,000,000 shares or 6.67% held by Silvina Moschini, President of TransparentBusiness, 2,500,000 shares or 3.33% held by Andrew Winn, CFO of TransparentBusiness and 7,500,000 shares or 10.00% held by Moe Vela, a TransparentBusiness director. The remaining 5,000,000 shares, or 6.66%, are held by Craig Plestis, Executive Producer of the Unicorn Hunters show. As such, Unicorns and the Company are under common control.

Management evaluated whether Unicorns meets the criteria for classification as a VIE or as VOE and concluded that Unicorns meets the criteria of a VIE. Management further concluded that the Company is the primary beneficiary of the Unicorns VIE because the Company has the power to direct the activities that most affect its economic performance and further has the obligation to absorb losses and the right to receive benefits that could be significant to the VIE. Accordingly, the Company is required to consolidate Unicorns as a VIE.

As of December 31, 2020 the Company was required to consolidate Unicorns as a VIE in the consolidated balance sheet, however the effect of the consolidation was not material at the time because Unicorns was founded in late 2020 and had no consequential business activity in 2020. Prior to April 2021 an NCI of 100% was included in the consolidated balance sheet because the Company didn’t own any shares of Unicorns stock until April 2021. Subsequent to issuance of 66.67% of Unicorns shares to the Company in April 2021, the NCI decreased from 100% to 33.33%.

In accordance with ASC 810 – Consolidations, the Company initially measured the assets and liabilities of Unicorns, including the NCI, at their previous carrying amounts because Unicorns and the Company are under common control.

The Company’s consolidated balance sheet included the following assets and liabilities of Unicorns, after eliminations, as of December 31, 2021.

Assets
Cash and cash equivalents	$230,059
Accounts receivable, net	4,281,000
Prepaid expenses and other current assets	46,273
Total assets	4,557,332

Liabilities
Accrued expenses	$86,996
Total liabilities	86,996

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended a line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding was provided by the Company to Unicorns to fund the production related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, totalled $16,775 thousand as of December 31, 2021.

As more fully discussed in Note 6 – Segment Information, Unicorns is a separate reportable segment for the Company. Refer to Note 6 for revenues, cost of revenues and gross profit related to Unicorns.

Unicorns NCI

The NCI of Unicorns as of March 31, 2021 was negative $745 thousand which consisted 100% of the loss for the first quarter of 2021. On the acquisition date the NCI increased by $2.5 thousand which represents 33.33% of the $7.5 thousand par value of the Unicorns common stock. The Unicorns net loss for the year ended December 31, 2021 was $12,336 thousand of which $4,608 thousand related to the NCI resulting in a negative NCI balance of $4,606 thousand as of December 31, 2021.

ITSQuest Acquisition in 2020

On November 30, 2020, TransparentBusiness acquired ITSQuest, a regional staffing agency with twelve locations throughout New Mexico and Texas, by entering into the Share Exchange Agreement (“SEA”) to acquire 51% of its issued and outstanding stock. The acquisition was funded by an exchange of equity and a contingent divestiture consideration. The purchase price, which represents the Total Consideration was paid on the closing date and was approximately $3,800 thousand.

Equity sources of funding included 10,000,000 of the Company’s shares of common stock to the previous owners of ITSQuest (“Sellers”) at a value of $1,900 thousand and an estimated contingent divestiture consideration (“contingent divestiture”) at a value of $1,900 thousand. The contingent divestiture consideration of $1,900 thousand is classified as equity based on an evaluation under ASC 480, ASC 815-40-15 and ASC 815-40-25. As of the closing date ITSQuest was responsible for an outstanding tax liability in the amount of $4,390 thousand. Under the SEA, the Company withheld in reserve 3,500,000 of the 10,000,000 shares until the tax liability is settled. These shares were transferred to an escrow account in accordance with terms of the SEA. In addition, at the date of acquisition, the Company recorded an indemnification asset and a current liability for an outstanding New Mexico tax liability in the amount of $4,390 thousand in the Consolidated Balance Sheets as of December 31, 2020. The same amounts remained outstanding as of December 31, 2021 and are classified as current because the Company expects settlement to occur within 12 months from the balance sheet date.

As it relates to the contingent divestiture, in the event that TransparentBusiness does not conduct a registered public offering of its Common Stock in which the TransparentBusiness Shares issued to ITSQuest pursuant to the agreement are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share, on or before December 31, 2022, TransparentBusiness shall transfer to ITSQuest all of TransparentBusiness’s right, title and interest in ITSQuest, including any TransparentBusiness Shares that remain subject to the escrow agreement, thus completely divesting itself of all ownership in ITSQuest. Furthermore, ITSQuest shall retain ownership of the TransparentBusiness shares. Based on this, the Company recorded estimated contingent divestiture equity of $1,900 thousand. The estimate was calculated by applying a probability model using expected values. The most significant assumption in this model is the probability related to achieving the $10 per share IPO. In addition, the other significant estimate relates to the estimated value of the stock issued.

The estimated fair values of the assets acquired, and liabilities assumed related to the acquisition, as well as the fair value of consideration transferred, approximate the following as of November 30, 2020:

Consideration Transferred:
Equity	$1,900,000
Contingent Divestiture	1,900,000
Fair Value of total Consideration Transferred	3,800,000

Fair Value of Non-Controlling Interest	3,730,000

Total of consideration transferred and non-controlling interest	$7,530,000

Assets acquired and liabilities assumed:
Accounts Receivable (net)	$1,256,834
Other Assets	163,584
Property, Plant and equipment	2,978
Trade Names	770,000
Customer Relationship	3,011,000
Indemnification Asset for New Mexico Tax Liability	4,389,727
Total identifiable assets acquired excluding goodwill	9,594,123

Accounts Payable and Accrued Expenses	16,999
Accrued Payroll Liabilities	116,682
New Mexico Tax Liability	4,389,727
Deferred Income Taxes	969,940
Current Liabilities	436,470
Total liabilities assumed	5,929,818

Net identifiable assets acquired excluding goodwill	3,664,305
Goodwill	3,865,695
Net assets acquired	$7,530,000

The Goodwill from this acquisition is not expected to be tax deductible.

ITSQuest NCI

As of the acquisition date the fair value of the NCI of the net assets acquired was approximately $3,730 thousand. Based on ASC 810, we utilized the Guideline Public Company Method that uses business enterprise value multiples from data on comparable public companies. The selected multiple used to calculate the fair value of ITSQuest NCI was based on several considerations such as the growth prospects of the Company. The Company used a .60 multiple and a .50 multiple to calculate the estimated enterprise value to determine the fair value of the noncontrolling interest. These multiples were below the median of the range of multiples used as part of the valuation, which spans from 0.14 to 8.50. Additionally, a 10% control premium was applied to reflect the impact on the asking price for a controlling interest in the Company based on management’s judgement. The ITSQuest net loss for the years ended December 31, 2021 and 2020 was $204 thousand and $103 thousand, respectively. The NCI portion of such losses was $100 thousand and $50 thousand for the years ended December 31, 2021 and 2020, respectively. As a result, the NCI balance was $3,579 thousand and $3,680 thousand as of December 31, 2021 and 2020, respectively.

Results of Operations of ITSQuest

The results of ITSQuest operations have been included in the Company’s consolidated financial statements since November 30, 2020, the date of acquisition. The following table provides the information, from the acquired ITSQuest business, that was included in the company’s consolidated statement of operations for the year ended December 31, 2020:

For the year ended December 31, 2020
REVENUE	$845,149
COST OF REVENUES	636,884
GROSS PROFIT	208,265
OPERATING COSTS AND EXPENSES
General and administrative	258,361
Sales and Marketing	52,939
TOTAL OPERATING COSTS AND EXPENSES	311,300
LOSS FROM OPERATIONS	(103,035)
NET LOSS	$(103,035)

Pro-Forma Financial Information (Unaudited)

Pro forma financial information is not intended to represent or be indicative of the actual result of operations of the combined business that would have been reported had the acquisition of ITSQuest been completed at the beginning of the fiscal year 2020, nor is it representative of future operating results of the Company. The Net Loss presented herein was adjusted to account for amortization expense of finite-lived intangible assets as if the acquisition was completed at the beginning of the fiscal year 2020. As a result of the adjustment, $354 thousand of amortization expense for the acquired intangible assets was applied in calculating the Net Loss.

This unaudited pro forma combined financial information is prepared based on Article 11 of Regulation S-X. The following unaudited proforma combined financial information presents results of the Company and ITSQuest as if the acquisition of ITSQuest has occurred at the beginning of fiscal 2020:

	Year ended December 31, 2020
	Transparent Business	ITSQuest	Consolidated
Net Revenue	$958,702	$11,018,556	$11,977,258
Net Loss	(12,175,621)	(143,897)	(12,319,518)
Amortization adjustment	-	(354,733)	(354,733)
Adjusted net loss	$(12,175,621)	$(498,630)	$(12,674,251)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, INCLUDING DIGITAL ASSETS

As of December 31, 2021 and 2020, the Company’s goodwill amounted to $3,866 thousand and $3,866 thousand, respectively, as a result of the acquisition of ITSQuest as described in Note 4. There were no impairment charges related to goodwill during the year ended December 31, 2021 and 2020. Furthermore, the goodwill is assigned to the Company’s TAAS unit reporting segment. In addition, the recognized goodwill as a result of the acquisition is not tax deductible for income tax purposes.

Intangible assets consist of the following at December 31, 2021 and 2020:

		December 31, 2021
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationship	15 years	$3,011,000	$217,461	$2,793,539
Trade Names	5 years	770,000	166,833	603,167
		$3,781,000	$384,294	$3,396,706

		December 31, 2020
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationship	15 years	$3,011,000	$16,728	$2,994,272
Trade Names	5 years	770,000	12,833	757,167
		$3,781,000	$29,561	$3,751,439

Intangible assets were recorded at fair value consistent with ASC 820 as a result of the acquisition of ITSQuest. The fair value measurement of the assets was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies. The fair value of intangible assets and customer relationships were determined using the multi-period excess earnings method and the relief from royalty method, respectively. The assumptions used in estimating the fair value of the intangible assets included a long-term 3% customer growth rate and 1.5% relief from gross royalty rate.

Amortization expense related to intangible assets was $355 thousand and $29 thousand for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, estimated future amortization is as follows:

Amortization
2022	$354,733
2023	354,733
2024	354,733
2025	341,900
2026	341,900
Thereafter	1,648,707
Total	$3,396,706

During the fourth quarters of the years ended December 31, 2021 and 2020, the Company performed qualitative assessments of goodwill and intangible assets to determine if the carrying values of these assets exceeded their fair values noting there were no indicators of impairment for goodwill or intangible assets.

Digital assets

During the year ended December 31, 2021, the Company received digital assets of $254 thousand as consideration from certain investors. These digital assets included Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC) and USD Coin (USDC). As shown in the tables below, such receipts of digital assets were utilized for the purchase of common stock and private placement unsecured notes issued by the Company.

During the year ended December 31, 2021, the Company recorded $16 thousand of impairment losses on such digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations. During the year ended December 31, 2021, there were no sales of digital assets thus no realized gains were recorded.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings as of and for the year ended December 31, 2021:

Amount
Bitcoin (BTC)	$167,795
Ethereum (ETH)	24,365
Litecoin (LTC)	3,482
USD Coin (USDC)	42,331
Total	$237,973

Amount
Beginning balance	$-
Received as consideration in sales of common stock	218,721
Received as consideration in sales of private placement unsecured notes	35,000
Impairments recorded	(15,748)
Ending balance	$237,973

The market value of digital assets, based on quoted prices on active exchanges, was approximately $373 thousand as of December 31, 2021.

NOTE 6 – SEGMENT INFORMATION

Our reportable segments consist of SaaS, TaaS and Unicorn Hunters. We determine our operating segments based on how the chief operating decision makers (“CODM”) manage the business, allocate resources, make operating decisions and evaluate operating performance. The Company’s CODM’s are the Chief Executive Officer and the President of the Company. Our CODM’s review financial information presented on a consolidated basis accompanied by information about revenue and cost of revenue by services type along with gross profit for purposes of allocating resources and evaluating financial performance, as such we have disclosed segment information up to gross profit for each operating segment. Furthermore, our revenues are derived from the United States and foreign countries which includes the South American and Europeans regions (“Foreign countries”).

Historically the Company has operated in two segments – SaaS, which consists of operations relative to the Company’s fully integrated all-in-on cloud-based solution to manage remote workers and TaaS, which consists of operations relative to the Company’s staffing service offerings, where Customers are connected to individuals by the Company who are able to assist them in projects.

A third segment was added in 2021, upon acquisition of Unicorns, which consists of operations relative to production and streaming of the Unicorn Hunters show which provides publicity and exposure to customers through their appearances on the Unicorn Hunters show.

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the years ended December 31, 2021, and 2020:

	Year Ended December 31,
	2021			2020
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$14,344,237	$622,501	$14,966,738	$1,562,153	$85,899	$1,648,052
Subscription revenues	5,434	110,959	116,393	53,059	102,740	155,799
Unicorns	4,281,000	-	4,281,000	-	-	-
Total revenues	$18,630,671	$733,460	$19,364,131	$1,615,212	$188,639	$1,803,851

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2021, and 2020:

	For the year ended December 31, 2021
	SaaS	TaaS	Unicorn Hunters	Consolidated
REVENUES	$116,393	$14,966,738	$4,281,000	$19,364,131
COST OF REVENUES	55,351	11,276,898	12,796,833	24,129,082
GROSS PROFIT (LOSS)	61,042	3,689,840	(8,515,833)	(4,764,951)

	For the year ended December 31, 2020
	SaaS	TaaS	Unicorn Hunters	Consolidated
REVENUES	$155,799	$1,648,052	$-	$1,803,851
COST OF REVENUES	45,888	877,454	-	923,342
GROSS PROFIT	109,911	770,598	-	880,509

There were no material transactions between reportable segments during the years ended December 31, 2021 and 2020.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 7 – DEBT

As more fully described below, the Company’s short-term debt as of December 31, 2021 and 2020 totalled $1,216 thousand and $0, respectively. The Company did not hold any long-term debt as of December 31, 2021 or 2020.

Unsecured Notes

From June 3, 2021 through November 23, 2021 the Company issued 89 private placement unsecured promissory notes with aggregate principal amount of $1,216 thousand and interest of 20.0% per annum, payable at maturity (the “Unsecured Notes”). The Unsecured Notes mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted. The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As of December 31, 2021, $1,216 thousand of Unsecured Notes were outstanding and all are due and payable during the year ended December 31, 2022 to the extent holders do not elect to extend one additional year.

Unsecured Notes interest expense of $116 thousand was incurred during the year ended December 31, 2021 and was recorded as accrued expenses in the consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of December 31, 2021 approximates the carrying amount.

Convertible Notes

From September 2017 through March 2020, the Company entered 27 convertible note agreements (“Convertible Notes”) with aggregate principal amount of $1,847 thousand and interest of 8.0% or 10.0% per annum, payable at maturity. As of January 1, 2020, notes with aggregate principal amount of $1,065 thousand had not yet been converted and remained outstanding. On March 9, 2020 the Company entered into one convertible note agreement with principal amount of $250 thousand and interest of 8.0% per annum payable at maturity.

From May 2020 through November 2020, holders of all remaining Convertible Notes, converted $1,315 thousand of principal value with accrued interest of $273 thousand into 41,813 thousand shares of common stock at an average conversion price of $0.09 per share. These notes had an unamortized discount of $154 thousand as of the conversion date. Upon conversion, the Company recorded a loss on conversion of $154 thousand in the Consolidated Statement of Operations.

The Convertible Notes had embedded conversion options that gave rise to a derivative liability. The fair value of the derivative liability was recorded and shown separately under current liabilities in the accompanying Consolidated Balance Sheets. Changes in the fair value of the derivative liability are recorded in the accompanying Consolidated Statements of Operations.

Assumptions used to measure the fair value of derivative liabilities included the mean value of the shares which ranged between $0.025 - $0.11 per share for convertible notes issued from 2017 through 2020. Additional assumptions used were discount rates based on All Corporate Bond Yields for CCC+ grade level bonds and expected terms until conversion for each Convertible Note.

The following table represents the Company’s derivative liability activity for both the embedded conversion features for the year ended December 31, 2020:

Amount
Derivative liability balance at December 31, 2019	$2,065,760
Issuance	-
Conversion	(2,869,455)
Change in fair value	803,695
Derivative liability balance at December 31, 2020	$-

NOTE 8 – COMMON STOCK

Stock-Split

Effective August 10, 2020 the Company’s Board of Directors approved a resolution to undertake a split of the common stock of the Company on a basis of 10 new common shares for 1 old common share (“10-for-1 split”). All references in these consolidated financial statements to number of common shares, price per share, and weighted average number of shares outstanding prior to the 10-for-1 split have been adjusted to reflect the stock-split on a retroactive basis as of the earliest period presented, unless otherwise noted.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with 767,525,220 and 751,489,686 shares issued and 732,251,471 and 725,110,674 outstanding, net of treasury stock, at December 31, 2021 and 2020, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

In 2021, Company raised $25,994 thousand via a series of funding rounds as follows:

Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - 3a	123,354	$0.16	$20,000
Plus: Stock issues - 3c	10,014	0.60	6,000
Plus: Stock issues - 3d	45,000	0.82	37,000
Plus: Stock issues - 4a	8,905,279	2.00	17,810,558
Plus: Stock issues - 4b	1,853,355	3.00	5,560,047
Plus: Stock issues - 5	764,067	3.35	2,560,008
Total Stock issues	11,701,069		$25,993,613

As discussed in Note 5, $219 thousand of the proceeds referred to above was received in the form of digital assets.

In 2020, Company raised $19,589 thousand via a series of funding rounds as follows:

Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - Round 2	6,200,000	$0.10	$620,000
Plus: Stock issues - 3a	22,136,525	0.20	4,427,304
Plus: Stock issues - 3b	7,444,922	0.30	2,233,477
Plus: Stock issues - 3c	7,568,816	0.60	4,541,290
Plus: Stock issues - 3d	7,460,660	1.00	7,460,660
Plus: Stock issues - 4a	153,250	2.00	306,500
Total Stock issues	50,964,173		$19,589,231

Repurchases of Common Stock

During 2021, the Company repurchased 8,894,737 aggregate shares in exchange for $1,600 thousand as consideration. As more fully discussed in Note 14, 7,894,737 of the above shares, with value of $1,500 thousand were received from Silvina Moschini as partial repayment of a related party promissory note. The remaining 1,000,000 shares were repurchased for cash of $100 thousand. During 2020, the Company repurchased 11,187,512 shares in exchange for $1,034 thousand of cash consideration. Out of total shares repurchased, 704,390 shares were resold for $1,408,780, or $2 per share, during 2020. Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of December 31, 2021.

Shares of common stock reserved for future issuance are as follows:

	December 31, 2021	December 31, 2020
Stock options outstanding (Note 9)	58,737,070	40,686,717
Warrants for common stock (Note 10)	11,570,000	13,220,000
Equity-classified restricted stock units (Note 9)	616,550	-

NOTE 9 – STOCK-BASED COMPENSATION

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated.

Non-Plan Equity Incentive Awards

The Company provides discretionary awards such as nonqualified stock options as well as stock awards, any or all of which may be made contingent upon the achievement of performance criteria. The Company at its discretion determines the terms and conditions of the award, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price ranging from $0.0001 to $2.00.

Upon exercise, the option exercise price may be paid in cash or by the delivery of previously owned shares of common stock, through an option exercise arrangement. The Administrator determines the terms relating to the exercise, cancellation, or other disposition of options and stock awards upon a termination of employment, whether by reason of disability, retirement, death, or any other reason.

Stock Options

The Company recorded $8,203 thousand and $467 thousand of stock-based compensation expense relating to stock option awards during the years ended December 31, 2021 and 2020, respectively. As discussed in Note 2, the Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. The risk-free interest rate is based on the U.S. Treasury yield curve applicable to a period equal to the expected term of the award.

According to ASC 718 Compensation – Stock Compensation, the Company adjusts for forfeitures as they occur.

The assumptions used to determine stock-based compensation expense are as follows:

	December 31, 2021	December 31, 2020
Expected term (in years)	10	10
Volatility	50.0% - 57.70%	50.0%
Risk-free rate	1.47% - 3.01%	0.55% - 1.51%
Dividend yield	-	-
Fair value of common stock	$0.39 - $1.03	$0.02 - $0.19

The following is a summary of stock option activity and related information for the years ended December 31:

	2021	Weighted Average exercise price	Aggregate Intrinsic Value	Weighted Average Grant date fair value
Beginning balance	40,686,717	$0.034	$8,182,157
Granted	18,612,020	0.010		$0.70
Exercised	(366,660)	0.0001	185,409
Forfeited	(195,007)	0.001
Ending balance	58,737,070	$0.029	$58,764,812

	2021	Weighted Average exercise price	Weighted Average remaining contractual life
Vested and exercisable at end of year	58,730,659	$0.029	7.58

	2020	Weighted Average exercise price	Aggregate Intrinsic Value	Weighted Average Grant date fair value
Beginning balance	40,068,824	$0.028	$685,110
Granted	9,152,213	0.046		$0.03
Exercised	(2,534,320)	0.006	387,612
Repurchased	(6,000,000)	0.001
Ending balance	40,686,717	$0.034	$8,182,157

	2020	Weighted Average exercise price	Weighted Average remaining contractual life
Vested and exercisable at end of year	39,590,087	$0.032	7.85

The intrinsic value of the stock options vested and exercisable as of December 31, 2021 and 2020 was $58,759 thousand and $8,166 thousand, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

The amount of unrecognized equity-based compensation for unvested Stock Options was $12 thousand as of December 31, 2021, which is expected to be recognized over approximately 1 year. The amount of unrecognized equity-based compensation for unvested Stock Options was $38 thousand as of December 31, 2020, which was expected to be recognized over approximately 2 years.

The amount of cash received from exercise of share options during the years ended December 31, 2021 and 2020 was $0.04 thousand and $14 thousand, respectively.

Restricted Stock Units

RSU’s Classified as a Liability

Prior to July 2021 the Company issued Restricted Stock Units (“RSU’s”) in which the Company has an obligation to issue a variable number of shares that are based on a fixed monetary amount. These awards are classified as a liability. The Company measures the cost of employee services received in exchange for a liability classified award based on the fixed dollar value of the awards. The value of liability classified awards was $159 thousand and $342 thousand for December 31, 2021 and 2020, respectively and is recorded in the accrued payroll liabilities account.

RSU’s Classified as Equity

During 2021, the Company amended certain employment agreements for some of its employees that enabled those employees to receive stock awards worth a fixed dollar amount, either: (i) at end of every month in certain instances; or (ii) on the first anniversary of their respective employments in other instances. The revised employment agreement specifies the maximum number of shares to be issued upon vesting to the respective employees. Equity-classified RSU’s have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. These awards vest immediately.

The following table summarizes information about equity-classified RSU’s as of and for the years ended December 31, 2021 and 2020:

	Number of RSU’s	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2020	-
Granted	7,484,376	$0.09
Vested	(7,484,376)
Ending balance - December 31, 2020	-
Granted	2,341,103	$0.10
Vested	(1,724,553)
Ending balance – December 31, 2021	616,550

The Company recorded $1,213 thousand and $998 thousand of stock-based compensation expense relating to both equity and liability classified RSU’s during the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020 all stock-based compensation expense was classified as general and administrative expense.

NOTE 10 – WARRANTS

In connection with the execution of multiple Private Placement Memoranda during the years ended December 31, 2018 and 2017, the Company granted warrants to purchase shares of the Company’s common stock at exercise prices ranging from $0.001 to $1.00 per share with a term of 10 years from the closing date of each offer. These were considered to be share issuance costs and have been recognized in Additional Paid in Capital.

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of December 31, 2021 and 2020 all warrants were classified as equity.

The following table summarizes information about common stock warrants as of and for the years ended December 31, 2021 and 2020, respectively:

	Warrants	Weighted- Average Grant- Date Fair Value
Ending balance at December 31, 2019	14,020,000	$0.02
Granted	-	-
Exercised	(800,000)	0.02
Forfeited	-	-
Ending balance at December 31, 2020	13,220,000	$0.02
Granted	-	-
Exercised	(1,650,000)	0.02
Forfeited	-	-
Ending balance at December 31, 2021	11,570,000	$0.02

NOTE 11 – NET LOSS PER SHARE

See Note 8 regarding the Company’s 10-for-1 stock-split. Share related amounts have been retroactively adjusted to reflect this stock-split for all periods presented.

Net loss per common share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted-average shares outstanding, as the inclusion of common share equivalents would be antidilutive. The common share equivalents consist of stock options, restricted stock units, warrants for common stock, and common stock.

Calculation of net losses per share is as follows for the years ended December 31:

Basic and Diluted:	2021	2020
Numerator:
Net loss attributable to TransparentBusiness per statement of operations	$(38,964,882)	$(12,228,208)
Denominator:
Weighted average common shares - basic and diluted	759,377,886	659,931,473

Net loss per share attributable to TransparentBusiness - basic and diluted	$(0.05)	$(0.02)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the Stock Split:

	2021	2020
Stock Options	58,737,070	40,686,717
Warrants	11,570,000	13,220,000
Equity-classified restricted Stock Units	616,550	-

NOTE 12 – INCOME TAXES

The components of income tax provision are as follows:

	2021	2020
Current:
U.S. federal	$15,412	$42,094
U.S. state	2,381	37,017
Foreign	148,859	-
Total current expense	166,652	79,111
Deferred:
U.S. federal	87,044	-
U.S. state	40,065	-
Total deferred benefit	127,109	-
Total income taxes	$293,761	$79,111

The tax effects of temporary differences and tax loss carry forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2021 and 2020 are comprised of the following:

	2021	2020
Deferred income tax assets:
Net operating loss carry-forwards	$17,019,200	$4,308,900
Reserve	-	(720,322)
Other	4,972	770
Total deferred income tax assets	17,024,172	3,589,348

Deferred income tax liability:
Intangibles	(849,439)	(969,940)
Outside basis difference on ITSQuest Investment	(452,516)	(491,248)
Unexercised Purchase Options	(1,277,450)	-
ITSQuest Accounting Method	(416,723)	-
Other	(1,331)	-
Total deferred income tax liability	(2,997,459)	(1,461,188)

Net deferred tax assets	14,026,713	2,128,160
Valuation allowance	(15,123,762)	(3,098,099)
Net deferred income tax liability	$(1,097,049)	$(969,940)

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2021 and 2020 with the exception of deferred taxes related to ITSQuest, a majority owned company. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not the deferred tax asset will not be realized. During the year ended December 31, 2021, and 2020, there was an increase of $12,026 thousand and $1,392 thousand to the valuation allowance, respectively. The Company’s valuation allowance is $15,124 thousand and $3,098 thousand as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company’s tax return filing group, TransparentBusiness, Inc. and Subsidiaries had federal net operating loss carry-forwards of approximately $47,415 thousand, of which $275 thousand were generated prior to 2018 and will begin expiring in 2026. The remaining $47,139 thousand can be carried forward indefinitely. As of December 31, 2021, the Company had state net operating loss carry-forwards of approximately $27,793 thousand. The state net operating loss carry-forward will begin expiring in 2038. As of December 31, 2021, the Company’s majority owned investments in ITSQuest, Inc. and Unicorns, Inc. had federal net operating losses generated after 2018 of $680 thousand and $16,617 thousand respectively. ITSQuest, Inc. and Unicorns, Inc. had state operating losses of $592 thousand and $16,617 thousand, respectively.

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	2021	2020
Current:
Tax at U.S. statutory rate	$(9,109,689)	$(2,565,716)
Foreign tax withholding	148,859
State tax provision	(1,635,235)	(532,989)
Rate change	(597,625)	-
Deferred true ups	(517,997)	39,619
Change in tax reserves	-	378,978
Lobbying expenses	13,050	68,475
Other	(33,247)	77,212
Change in federal and state valuation allowance	12,025,663	2,613,532
Total income taxes	$293,761	$79,111

As of December 31, 2021, and 2020, the Company had $2,876 thousand and $720 thousand, respectively, of unrecognized tax benefits that, if recognized, would not impact the Company’s effective tax rate because the of the Company’s net operating loss carryforwards and the related valuation allowance. The total amount of unrecognized tax benefits could change within the next 12 months for a number of reasons, including audit settlements, tax examination activities, and the recognition and measurement considerations under this guidance.

The Company applies ASC 740 to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. The following is a tabular reconciliation of our total gross unrecognized tax benefits:

	2021	2020
Beginning balance	$720,322	341,344
Tax positions related to the current year:
Additions	2,155,959	378,978
Ending balance	$2,876,281	$720,322

Utilization of the domestic NOL and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carry-forward before utilization.

The Company’s income tax returns for all years remain open to examination by federal and state taxing authorities for a period of three years and four years after the utilization of its NOLs, respectively. For ITSQuest income tax returns for a period of three years remain open to examination by federal and state taxing authorities. Generally, tax authorities can include returns filed within the last three years in an audit. If they identify a substantial error, tax authorities may add additional years, however no more than the last six years.

Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by federal and state tax jurisdictions. Certain prior year tax returns of ITSQuest are currently being examined by New Mexico tax authorities. In November 2019, ITSQuest received the final notice of proposed adjustments primarily related to the Department’s interpretation of the applicability of the gross receipts tax to staffing agencies. ITSQuest was appealing the New Mexico proposed adjustments. On June 17, 2021 the Hearing Office issued a decision denying ITSQuest’s protest and upholding ITSQuest’s assessment of $3,019 thousand in gross receipt tax, $600 thousand in penalty and $413 thousand in interest for the periods from January 31, 2011 to April 30, 2018.

The Company is in process of preparing a payment plan to submit to the New Mexico Taxation and Revenue Department. The Company recorded this tax liability and a related indemnification asset in the amount of $4,390 thousand in the consolidated financial statements. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with management’s expectations, the Company could adjust its provision for income taxes in the future.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its consolidated business, financial condition, operation results or cash flows.

The Company engages in operating leases primarily for the purpose of leasing office space to conduct day-to-day operations. Expenses incurred related to operating leases was $257 thousand and $63 thousand for the years ended December 31, 2021 and 2020, respectively.

Future minimum annual payments required under operating leases at December 31, 2021 is as follows:

Years Ended December 31,	Amount
2022	$211,043
2023	27,979
2024	-
2025	-
2026	-
After 2026	-
Total	$239,022

Indemnifications

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

NOTE 14 – RELATED PARTY TRANSACTIONS

Unicorns Acquisition

As more fully described in Note 4, in April 2021, Alex Konanykhin, CEO of the Company and founder of Unicorns, issued 50,000,001 shares of Unicorns common stock to TransparentBusiness giving the Company a 66.67% majority interest in Unicorns. As discussed in Note 4, an additional 26.67% of Unicorns shares are held by officers and directors of the Company.

Related Party Promissory Note

On October 24, 2020, the Company entered into a one-year Loan Agreement and Promissory Note (“Loan Agreement”) for $1,700 thousand with the current President of the Company (the “Borrower”). The Loan Agreement accrues interest at 3.06% per annum. The loan was collateralized by 3,400,000 shares of TransparentBusiness common stock owned by Ms. Moschini. Using funds provided by this loan, Ms. Moschini acquired a residential real estate property in Miami, Florida and the Company used the property for corporate purposes. The loan principal of $1,700 thousand and accrued interest of $16 thousand, outstanding as of July 2, 2021, was paid by Ms. Moschini through payment of $216 thousand in cash and relinquishment of 1,500,000 shares of the TransparentBusiness common stock to TransparentBusiness collateralizing the Loan, pursuant to a Termination of Loan Agreement and Promissory Note dated April 28, 2021 and an additional relinquishment of 6,394,737 shares on July 2, 2021 pursuant to an amendment to the termination agreement. The value of the shares so transferred was determined to be $0.19 per share based on a third-party valuation report. Upon repayment of the loan, the space reverted to Ms. Moschini’s personal use. The receipt of shares was included with repurchases of common stock in the consolidated statement of changes in stockholders’ equity (deficit). During the year ended December 31, 2021 and 2020, the Company recognized $17 thousand and $10 thousand in interest income related to the Loan Agreement, respectively.

Related Party Sales, Purchases and Receivables

Related party transactions are transfers of resources, services, or obligations between the reporting entity and a related party. The Company occasionally provides services to, or uses the services of, entities under common control not meeting the criteria for consolidation under the VIE method. During the year ended December 31, 2020, the Company recorded $19 thousand of revenue for providing such services and incurred $34 thousand of labor related expenses for services provided by the affiliated entities. These amounts are included with revenues and cost of revenues in the accompanying consolidated statement of operations. Advances paid to affiliated companies were $284 thousand during the year ended December 31, 2020. The Company had a $12 thousand net receivable due from the affiliated entities as of December 31, 2020. This amount is included as receivables from affiliates in the accompanying consolidated balance sheet. There were no significant transactions or receivables of this nature for the year ended December 31, 2021 other than settlement of amounts which were due from affiliates as of December 31, 2020.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those described below.

Common Stock Issued

Subsequent to December 31, 2021, the Company issued 457,314 shares of common stock in exchange for $1,494 thousand in proceeds including cash of $1,471 thousand and digital assets of $23 thousand.

Unicoin Rights Issued

The Company is developing a cryptocurrency called Unicoin. Unicoins are intended to be cryptographic tokens (“Unicoins” or “Tokens”) whose value is supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired by non-show participants for other services. Such equity positions may be held in a separate to-be-created legal entity or investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held by the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of the Unicoins.

The Company is offering Unicoin Right Certificates with terms and conditions which are set forth in a confidential private placement memorandum dated March 2022 and subsequently updated in June 2022 (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder. Each U.S. domiciled investor in Unicoin rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act. Pursuant to the Offering the Company plans to issue Unicoin Right Certificates to acquire up to $50 million of Unicoins or 500 million Unicoins.

Subsequent to December 31, 2021, the Company issued rights to acquire 1.5 billion Unicoins in exchange for consideration of approximately $26.3 million in the form of cash, digital assets and the value of vendor services. In addition, in connection with a February 10, 2022 board consent, the Company declared a non-cash dividend of one Unicoin right per share held on February 10, 2022 resulting in issuance of an additional 0.8 billion of Unicoin rights. An additional 0.4 billion Unicoin rights were issued to Company employees and non-employees.

Subsequent to December 31, 2021, the Company recorded a liability, in connection with Unicoin rights issued, representing the amount that management believes holders have a right to claim in settlement for fair value (i.e., in the form of cash or services) exchanged for rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. As of the date of filing, the Company has not developed or issued any Tokens and there is no assurance as to whether, or at what amount, or on what terms, Tokens will be available to be issued, if ever. As of the date of filing, Tokens do not exist, and any amounts received for Tokens are not considered equity or revenue. Therefore, management determined that the obligation is a liability to be settled by through the issuance of Tokens, or through other means if Tokens are never issued. The obligation to settle this liability through the exchange of a fixed number of Tokens, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s statement of operations upon settlement.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

Change in Independent Registered Public Accounting Firm

On January 25, 2022, TransparentBusiness, Inc. (the “Company”) notified SingerLewak LLP (the “Former Auditor” or “SingerLewak”) of its dismissal, effective as of January 26, 2022, as the Company’s independent registered public accounting firm. The Former Auditor served as the auditors of the Company’s financial statements for the years ended December 31, 2020 and 2019 (“Financial Statements”).

The reports of the Former Auditor on the Company’s financial statements as of December 31, 2020 and 2019, and for the years then ended, did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The reports did, however, include an emphasis of matter paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2020 and 2019, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreements as defined in Item 304(a)(1)(iv) of Regulation S-K in connection with any reports it would have issued.

During the years ended December 31, 2020 and 2019, there were no “reportable events” as such term is defined in Item 304(a) (1)(v) of Regulation S-K, other than the material weaknesses in our internal controls reported to the Company by the Former Auditor related to (i) improper accounting for certain equity transactions, (ii) improper accounting for convertible notes payable, (iii) lack of an effective control environment, (iv) lack of technical accounting expertise, (v) lack of an effective financial statement close process, and (vi) insufficient segregation of duties and information technology general controls.

The Company has provided the Former Auditor with a copy of the foregoing disclosure and requested that the Former Auditor furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with such disclosure. A copy of the letter dated January 31, 2022, from the Former Auditor was filed with the SEC on of February 1, 2022, on Form 8-K.

New Independent Registered Public Accounting Firm

On January 20, 2022, the Company engaged Paris, Kreit & Chiu CPA LLP (“Paris Kreit & Chiu”) as the Company’s independent public accounting firm, effective January 20, 2022, in order to audit, and express an opinion of the consolidated financial statements of the Company for the year ending December 31, 2021.

During the period during which the Former Auditor was engaged as the Company’s independent registered public accounting firm, the Company did not consult with Paris Kreit & Chiu regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. In its two most recent fiscal years, the Company has had no disagreements with its independent accountants.

Auditor Firm Id: 6651 Auditor Name: Paris, Kreit & Chiu CPA, LLP Auditor Location: New York, NY United States

Item 9A.	Controls and procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2021, was not effective due to material weaknesses in internal controls over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness in internal controls over financial reporting is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2021, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

(i)	entity-level controls - Controls are not in place with respect to the five components of entity-level controls: Control Environment, Risk Assessment, Monitoring, Information and Communication, and Control Activities;

(ii)	information technology general controls and segregation of duties - Lack of proper segregation of duties related to journal entries. The accounting software does not require approval before a journal entry is posted to the general ledger. Thus, an unapproved journal entry can be easily input into the system without the knowledge of senior management; and

(iii)	equity accounting - There was a large volume of equity transactions, mainly related to the issuance of stock to investors. The Company has a manually intensive set of processes and controls in place to record and review these transactions. We do not believe the controls are properly designed to sufficiently mitigate the risk of material misstatement given the large volume of transactions that are processed.

The Company has continued to address the material weaknesses described above through the following actions:

-	Engaging third-party consultants with appropriate expertise to assist the finance and accounting department on an interim basis until key roles are filled;

-	Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;

-	Further centralization of key accounting processes to enable greater segregation of duties;

-	Developing further training on segregation of duties; and

-	Designing and implementing additional compensating controls where necessary.

While we are working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2022.

Item 9B.	other information

None.

Item 9C.	Disclosure regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors as of July 8, 2022:

Name	Age	Position
Silvina Moschini	50	Chairwoman of the Board and President
Alex Konanykhin	55	Director and Chief Executive Officer
Andrew Winn	53	Director and Chief Financial Officer
Moises Vela, Jr.	60	Director
Rosie Rios	56	Director
Richard Devlin	50	Senior Vice President and General Counsel
Deniece Ky	51	Principal Accounting Officer
Alex Dominguez	52	Executive Vice President

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Silvina Moschini – Co-founder, Chairwoman of the Board and President

Ms. Moschini is the Chairwoman and President of the Company. Prior to co-founding the Company, Ms. Moschini was Vice President of Corporate Communications at Visa International, where she developed the public relations further positioning Visa as one of the most globally valued brands. She joined Visa from Patagon.com, the Internet branch of Santander Central Hispano Group, where she was Vice President of Corporate Communications. Prior to joining Patagon, Ms. Moschini was the Public Relations manager for Compaq Computer Corporation Latin America, creating the Public Relations Department and supervising the implementation of the communications strategy in the region. Ms. Moschini is also the founder of SheWorks, Inc., where she has served as its Chief Executive Officer and a director since November 13, 2016 and the founder of Yandiki, Inc., where she has served as its Chief Executive Officer and a director since August 18, 2014. Ms. Moschini is also a board member, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. Ms. Moschini has a B.S. in public relations from Universidad Argentina de la Empresa (Buenos Aires, Argentina) and a degree in marketing from New York University. She also completed a master’s course in public relations from the University of Houston in Texas and graduate courses in web communications and social media at the Libera Università di Lingue e Comunicazione and the Università Commerciale Luigi Bocconi, both in Milan, Italy. Ms. Moschini brings to the board her extensive experience and leadership skills, including being responsible for developing the Company’s industry-leading operating platform

Alex Konanykhin – Co-founder, Director and Chief Executive Officer

Mr. Konanykhin is the Chief Executive Officer and director of the Company. Mr. Konanykhin is a serial entrepreneur, author and business expert. At the age of 23, he founded the Russian Exchange Bank, becoming one of the wealthiest men in post-Communist Russia. After defecting to the United States in 1992, he created KMGi in 1997, an international award-winning production studio that is widely recognized by leading publications such as Forbes and CNN as the “Future of the Internet” for innovative implementations of cutting-edge technology. KMGi developed a variety of businesses, including Intuic, TransparentBusiness, Yandiki, KMGi Studios, WikiExperts, ForWellConnected, Stock4Services and Services4Stock. Mr. Konanykhin has been a board member and CEO of TransparentBusiness since its founding in 2015. He has also been a member of the board of directors of SheWorks, Inc. since 2016 and Yandiki, Inc. since 2014 and has served as the Chief Executive Officer and a member of the board of directors of Unicorns since November 2020. Most recently, Mr. Konanykhin has founded and become a board member, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. He has an MBA from the Edinburgh Business School. Mr. Konanykhin brings to the board significant sector experience and key leadership skills. Mr. Konanykhin is the husband of Ms. Moschini.

Andrew Winn – Director and Chief Financial Officer

Mr. Winn has served as the Chief Financial Officer of TransparentBusiness since September 2020. He is responsible for all duties of the CFO function, including accounting, reporting functions, investor relations, fundraising and investment presentations. He also has served as the Company’s Chief Investor Relations Officer since 2017. Prior to joining TransparentBusiness, Mr. Winn was a trader at Mid Atlantic Capital Group Inc. from 2013 through 2017. While there, Mr. Winn successfully fixed income trades for investment grade, high yield, structured and emerging market bonds and further enhanced and incorporated electronic trading platforms into the existing trading framework. He also significantly increased the visibility of the firm by building relationships and executing many trades in the United States and overseas. Mr. Winn earned a Bachelor’s in Finance and Accounting at the University of Berkeley and an MBA from Santa Clara University. He also took courses for a Masters in Taxation at Golden Gate University and earned the Chartered Financial Analyst designation. Mr. Winn brings to the board extensive experience related to financial reporting, internal controls, compliance, risk and regulatory strategy, developed from over 18 years of experience in accounting and investment functions in large investment institutions.

Moises Vela, Jr. – Director

Moe Vela is the CEO of MoeVela, LLC, a strategic business advisory firm, with business partnerships and ventures that span the globe across a diversity of sectors and industries, which he founded in January 2012. He is also the Founder of The Vela Group, LLC, a global business development consulting firm, founded in January 2019. In addition to running his firms, he has been Of Counsel/Senior Advisor at the law firm of Stein Mitchell Beato and Missner since December 2020. Since January 2019 Mr. Vela has been Chief Transparency Officer and on the Board of Directors at TransparentBusiness, and in December 2020 was elected to the Board of Directors of TruConnect, one of the nation’s premier Lifeline companies. Most recently, Moe has become a board member, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters.

Mr. Vela is a long-time Washington insider, and his leadership and counsel have been sought by some of the country’s top political and business leaders. Mr. Vela served as the Director of Administration and Senior Advisor for then-Vice President Joe Biden. The stint was his second White House appointment as he also served as Chief Financial Officer and Senior Advisor on Hispanic Affairs for Vice President Al Gore. Vela holds the distinction of being the first Hispanic-American to serve twice in the White House in a senior executive role.

Mr. Vela earned his undergraduate degree at the University of Texas at Austin and his law degree from St. Mary’s University School of Law. Mr. Vela brings to the board his extensive experience in law, regulation and public policy.

Rosie Rios – Director

Rosie Rios has served as the CEO of Red River Associates, an investment management consulting firm, since 2016 and is a co-host of Unicorn Hunters, a reality series focused on pre-IPO investments. She served as the 43rd Treasurer of the United States with oversight over 4,000 employees and a $5 billion budget from 2009 to 2016. She also initiated and led the efforts to place a portrait of a woman on U.S. currency. Prior to her presidential appointment in Treasury, she was Managing Director of Investments for MacFarlane Partners, a $22 billion real estate investment management firm based in San Francisco, from 2006 to 2009. She is a graduate of Harvard University and was selected as the first Latina in Harvard’s 385-year history to have a portrait commissioned in her honor. She currently serves on the board of American Family Insurance, Ripple Labs, Inc., and Fidelity Charitable Trust. She is also an Executive Committee member of America 250, the Congressional Commission responsible for planning the 250th anniversary of the nation’s founding. Her personal passion includes EMPOWERMENT 2026, a non-profit that highlights historical American women and women in positions of money and power. Rosie is a member of the Council on Foreign Relations and was honored as one of USA Today’s Women of the Century. Most recently, Rosie served on the Treasury Transition Team on behalf of President Joe Biden.

Alex Dominguez – Chief Investor Relations Officer

Mr. Dominguez Holds an MBA degree from Barry University (1994) with a concentration in Public Administration, He earned his undergraduate degree in Finance/ International Business from Florida International University in 1991.

He has held multiple sales management roles over the years in various large multinational pharmaceutical and biotech firms such as Sanofi Aventis and Abbott Labs. Most recently, from Jan 3, 2020 to Feb 3, 2022. he helped launch the world’s first FDA approved treatment for Peanut allergy while working for startup Aimmune Therapeutics which was bought out by Nestle Health Sciences in 2020. Prior to that he spent 6 years at the largest manufacturer of generic pharmaceuticals at the time Teva Pharmaceuticals based in Israel. While at Teva, he helped grow worldwide market share of various respiratory and CNS drugs such as QVAR and AJOVY while a member of the sales and marketing team. Mr. Dominguez has also held Series 3, 7, 24, 30 and 63 FINRA securities licenses in the past and has 5 years of experience as a retail stockbroker in the US equities market.

Richard Devlin – Senior Vice President and General Counsel

Since June 2020, Mr. Devlin has served as General Counsel for the Company. Prior to joining the Company, he represented the Company as outside counsel beginning in 2018. In 2016, Mr. Devlin founded Forefront Legal Group, LLC, a Pennsylvania-based law firm which provides counsel to small businesses on contractual issues, capital raising and formation. Mr. Devlin served as General Counsel of Aston Chase from 2018 to 2019. From 2012 to 2018, he served as Vice President and Counsel for Lombard International, a private investment services company with a $39 billion portfolio of privately placed assets. There, he assisted with structuring and providing regulatory advice regarding managed asset accounts, mutual funds and hedge funds. Mr. Devlin has a B.S. in Finance from American University and a J.D. from the University of Pittsburgh School of Law.

Deniece Ky – Principal Accounting Officer

Since November 2020, Ms. Ky has been responsible for all our finance and accounting functions. She manages financial reporting, internal controls and processes, corporate taxes and filings, audits, accounting and internal compliance, systems integration and prepares the books, systems and processes to ensure IPO readiness. Prior to joining the Company, Ms. Ky served as Corporate Controller of Milestone Technologies from May 2018 through November 2020. At Milestone Technologies, Ms. Ky managed the financial processes for general and internal accounting and was responsible for audits, statutory reporting and handling the taxes of the business. She further led a team of individuals who were responsible for cash, job costing, expense reports, payroll and accounts payable. Ms. Ky also has nearly four years of experience, beginning in July 2014, as the Manager of Project, General Accounting & SOX PMO of Seagate Technology. In that role, she acted as the financial project lead for SAP to Oracle R12 and Oracle 11i to R12 implementation. She also led SOX compliance execution and provided internal controls related knowledge and guidance to SOX 404 leads. She has a BA in Business Administration, Accounting and Finance.

Term of Office

Our directors are appointed for an indefinite term to hold office until such director’s successor is elected and qualified or until such director’s earlier resignation or removal in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or by the Chairman of the Board, to the extent delegated to the Chairman of the Board, subject to their respective employment agreements, if any.

Family Relationships

Silvina Moschini, the Company’s President and Chairwoman, is married to Alex Konanykhin, a director and the Chief Executive Officer of the Company.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Once the Company becomes subject to the Exchange Act of 1934, our officers and directors have informed us that they intend to file reports required to be filed under Section 16(a).

Item 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2021 and 2020:

Summary Compensation Table

Name And Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	All Other Compensation	Total
Silvina Moschini	2021	316,009	70,000	37,619	3,992,130	-	540	$4,416,298
	2020	206,246	63,000	-	-	-	-	269,246

Alex Konanykhin	2021	316,911	70,000	36,225	41,378	-	4,655	469,170
	2020	206,246	25,000	-	-	-	-	231,246

Andrew Winn	2021	219,244	122,500	227,521	-		10,204	579,469
	2020	166,938	138,793	-	-		-	305,731

Richard Devlin	2021	151,241	69,223	208,753	-	-	-	435,217
	2020	41,077	78,000	-	-	-	-	119,077

Deniece Ky	2021	183,177	53,000	38,589	-	-	-	274,766
	2020	25,039	4,000	-	-	-	-	29,039

Alex Dominguez	2021	-	-	-	-	-	-	435,217
	2020	-	-	-	-	-	-	119,077

This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

The following table sets forth information with respect to compensation paid by us to our directors for the fiscal year ended December 31, 2021.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Moises Vela, Jr.	69,000	-	12,031	-	-	750	81,781

Rosie Rios	-	-	-	-	-	-	-

Employment Agreements

None

Director Compensation

Each member of the Board of Directors (except Ms. Rios) is paid a cash payment of $3,000 per month for the first 12 months of their service as a director, $5,000 per month for months 13 through 24, and $8,000 per month thereafter. Prior to October 9, 2020, each member of the Board of Directors was awarded options to purchase 5,000 shares of common stock per month, and no cash payment. Ms. Rios earns $5,000 per month for her service on the Board of Directors, which commenced on March 17, 2022.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2022. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Title of Class	# of Shares	# of Fully Diluted Shares	Percent of Class (1)
Silvina Moschini	Common Stock	270,455,263	278,884,093	37.74%
Alex Konanykhin	Common Stock	266,252,561	268,181,391	36.61%
Andrew Winn	Common Stock	4,729,969	4,729,969	0.65%
Moises Vela	Common Stock	500,000	2,728,830	0.37%
Richard Devlin	Common Stock	249,475	409,004	0.06%
Deniece Ky	Common Stock	136,923	136,923	0.02%
Rosie Rios	Common Stock	0	0	0.00%
Alex Dominguez	Common Stock	0	226,667	0.03%
Officer and Directors as a group	Common Stock	0	555,296,877	75.48%

(1)	Applicable percentage ownership is based on 730,569,873 shares of common stock outstanding as of June 30, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to a Loan Agreement and Promissory Note, the Company made a one-year, $1,700,000 recourse loan to Silvina Moschini on October 24, 2020 at a 3.06% interest rate. The loan was collateralized by 3,400,000 shares of TransparentBusiness common stock owned by Ms. Moschini.

Due to the COVID-19 pandemic, the office spaces previously used by TransparentBusiness in New York City, New York and Miami, Florida became no longer useful to TransparentBusiness and its employees, due to their small spaces and location in highly populated business centres. In-person interaction of the TransparentBusiness team members was deemed to be highly desirable during TransparentBusiness’s period of fast growth and the formation of its core team of employees and executives, as coordination is essential. Furthermore, due to Latin America and the East Coast of the United States being the primary location of the TransparentBusiness workforce, Miami, Florida was identified by TransparentBusiness as the optimal location for a collaboration workspace. TransparentBusiness and its executive officers therefore deemed it to be in the best interest of TransparentBusiness and its shareholders to acquire a temporary collaboration workspace in Miami, Florida for use by Ms. Moschini, other employees and executives of TransparentBusiness, and potential strategic partners, customers and independent contractors of TransparentBusiness. Ms. Moschini acquired residential real estate property with the loan proceeds and the Company used the property for corporate purposes.

The loan principal of $1,700 thousand and accrued interest of $16 thousand, outstanding as of July 2, 2021,was paid by Ms. Moschini through payment of $216 thousand in cash and relinquishment of 1,500,000 shares of the TransparentBusiness common stock to TransparentBusiness collateralizing the Loan, pursuant to a Termination of Loan Agreement and Promissory Note dated April 28, 2021 and an additional relinquishment of 6,394,737 shares on July 2, 2021 pursuant to an amendment to the termination agreement. The value of the shares so transferred was set at $0.19 per share, representing a significant discount to the then-current sale price of TransparentBusiness common stock in its ongoing private offering to investors. Upon repayment of the loan, the space reverted to Ms. Moschini’s personal use.

Ms. Moschini is the President of the Company and its subsidiaries and directly owns 6.67% of Unicorns. She receives a salary from the Company as an executive officer.

Alex Konanykhin is the Chief Executive Officer of the Company and its subsidiaries Unicorns, SheWorks, Inc. and Yandiki, Inc. and receives payments from the Company that exceed $120 thousand during any period of twelve consecutive months, as set forth in the Summary Compensation Table, above. Mr, Konanykhin directly owns 6.67% of Unicorns.

Ms. Moschini and Mr. Konanykhin have served as promoters of the Company. In exchange, Ms. Moschini received a split-adjusted 280,000,000 Founder’s shares and Mr. Konanykhin received a split-adjusted 270,000,000 Founder’s shares at a par value of $0.001 per share. Both Ms. Moschini and Mr. Konanykhin render services to the Company as directors and executive officers.

Moises Vela receives fees for consulting services he provides to the Company and in the twelve months ended December 31, 2021, Mr. Vela received $214 thousand in fees for consulting services provided to TransparentBusiness. Mr. Vela also owns 7,500,000 shares in Unicorns. (10.0%), in which the Company is the majority shareholder. Mr. Vela also received $69 thousand in 2021 regarding his appointment to the Board of Directors.

Rosa G. Rios receives fees for consulting services she provides to the Company through her entity, Red River Associates, LLC, and in the twelve months ended December 31, 2021, Ms. Rios received $123 thousand and $90 thousand in fees for services provided to TransparentBusiness and the Unicorn Hunter Show, respectively, which were prior to her appointment to the Board of Directors.

Andrew Winn is an executive officer of the Company’s subsidiary Unicorns. He directly owns 3.33% of Unicorns.

The Company has also extended a line of credit to its subsidiary, Unicorns. in the amount of $10,000,000, at a rate of Prime +1%, for the purposes of production of the Unicorn Hunters show and related expenses, pursuant to a TV Series Producer Agreement dated February 3, 2021. Unicorns has drawn a total of $25,356 thousand on the line of credit as of the date of this Form 10-K Registration Statement.

Director Independence

The majority of the members of the board of directors as currently composed do not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that a director is not, and has not been for at least three years, one of the Company’s employees and that neither the director, nor any of his or her family members, has engaged in various types of business dealings with us.

Item 14.	Principal accounting fees and services

The following table presents fees billed for professional audit services and other services rendered to the Company by Paris, Kreit & Chiu and SingerLewak for the years ended December 31, 2021 and 2020, respectively. The dollar amounts in the table and accompanying footnotes are in thousands.

	2021	2020
Audit Fees (1)	$257	$341
Audit-Related Fees	62	-
Tax Fees	-	-
All Other Fees (2)	7	-
Total	$326	$341

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, as well as services that generally only the Company’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings.
(2)	Other Fees in 2021 consisted of advisory services provided by Paris, Kreit & Chiu prior to the engagement as auditor.

PART IV

Item 15.	ExhibitS, FINANCIAL STATEMENTS Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

b.	Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Bylaws*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between TransparentBusiness, Inc., Unicorns, Inc. and Alexander Konanykhin*
10.2	Share Exchange Agreement, dated November 19, 2020, by and between TransparentBusiness, Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.3	Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.4	Termination of the Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.5	Share Transfer Agreement, dated January 1, 2018, by and between TransparentBusiness, Inc. and KMGI Studios, Inc.*
10.6	Share Transfer Agreement, dated January 1, 2018, by and between TransparentBusiness, Inc. and Maria Silvina Moschini.*
10.7	Amendment No. 1 to Termination of Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.8	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC*
10.9	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios*
10.10	Advisory Service Agreement dated May 1, 2021 by and between TransparentBusiness, Inc. and Red River Associates, LLC.*
21.1	Subsidiaries of the Registrant*

*	Previously filed

Item 16.	fORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TransparentBusiness, Inc.

Date: July 18, 2022	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer