Form 10-K/A
period 2021-12-31
TransparentBusiness, Inc.
filed 2022-07-21
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

TransparentBusiness, Inc. (hereinafter the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on July 19, 2022. This amendment is filed as an exhibits-only filing, solely for the purpose of filing certain exhibits which were inadvertently omitted in the Original Filing.

Other than as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate any other items or disclosures contained in the Original Filing and does not reflect events occurring after the date of the Original Filing. This Amendment consists solely of the cover page, this explanatory note, the exhibit index and the exhibits filed herewith.

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

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Bylaws*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between TransparentBusiness, Inc., Unicorns, Inc. and Alexander Konanykhin*
10.2	Share Exchange Agreement, dated November 19, 2020, by and between TransparentBusiness, Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.3	Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.4	Termination of the Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.5	Share Transfer Agreement, dated January 1, 2018, by and between TransparentBusiness, Inc. and KMGI Studios, Inc.*
10.6	Share Transfer Agreement, dated January 1, 2018, by and between TransparentBusiness, Inc. and Maria Silvina Moschini.*
10.7	Amendment No. 1 to Termination of Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.8	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC
10.9	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios
10.10	Advisory Service Agreement dated May 1, 2021 by and between TransparentBusiness, Inc. and Red River Associates, LLC.
21.1	Subsidiaries of the Registrant*

*	Previously filed

Item 16.	fORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TransparentBusiness, Inc.

Date: July 21, 2022	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer

2