Form 10-K/A
period 2021-12-31
Unicoin Inc.
filed 2022-10-25
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-56276

Unicoin Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4360035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 Park Ave South 16065

New York, New York

(Address of principal executive offices)

(Registrant’s telephone number, including area code) (212) 216-0001

TransparentBusiness, Inc.

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

As of October 25, 2022, there were 730,637,878 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

Unicoin Inc. (formerly known as TransparentBusiness, Inc. and hereinafter the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on July 19, 2022 (the “Original Filing”). This Amendment is filed as an exhibits-only filing, solely for the purpose of filing certain exhibits which were inadvertently omitted in the Original Filing.

Other than as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate any other items or disclosures contained in the Original Filing and does not reflect events occurring after the date of the Original Filing. This Amendment consists solely of the cover page, this explanatory note, the exhibit index and the exhibits filed herewith.

Item 15.	ExhibitS, FINANCIAL STATEMENTS Schedules

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between TransparentBusiness, Inc., Unicorns, Inc. and Alexander Konanykhin*
10.2	Share Exchange Agreement, dated November 19, 2020, by and between TransparentBusiness, Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.3	Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.4	Termination of the Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.5	Share Transfer Agreement, dated January 1, 2018, by and between TransparentBusiness, Inc. and KMGI Studios, Inc.*
10.6	Share Transfer Agreement, dated January 1, 2018, by and between TransparentBusiness, Inc. and Maria Silvina Moschini.*
10.7	Amendment No. 1 to Termination of Loan Agreement and Promissory Note, by and between TransparentBusiness, Inc. and Silvina Moschini*
10.8	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC*
10.9	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios*
10.10	Advisory Service Agreement dated May 1, 2021 by and between TransparentBusiness, Inc. and Red River Associates, LLC.*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unicoin Inc.

Date: October 25, 2022	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer