Form 10-Q
period 2022-03-31
Unicoin Inc.
filed 2022-10-31
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56276

Unicoin Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4360035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Park Ave South 16065 New York, New York
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 216-0001

TransparentBusiness, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	None	None

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

As of October 28, 2022, there were 730,637,878 shares of the Registrant’s common stock outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of Unicoin Inc. (formerly known as TransparentBusiness, Inc. and hereinafter referred to as “Unicoin Inc.”, “we”, “our”, or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Quarterly Report on Form 10-Q, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Quarterly Report on Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$9,841,968	$1,872,529
Accounts receivable, net
Trade receivables payable in cash	2,543,628	2,221,639
Unicorn Hunters non-cash receivables (Note 4)	8,420,000	4,281,000
Prepaid expenses and other current assets	2,949,100	214,633
Indemnification asset	4,389,727	4,389,727
TOTAL CURRENT ASSETS	28,144,423	12,979,528
Property and equipment, net	6,042	5,322
Goodwill	3,865,695	3,865,695
Intangible assets, net	4,694,429	3,634,679
TOTAL ASSETS	$36,710,589	$20,485,224
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$90,836	$1,920,087
Income tax payable	116,575	90
Accrued expenses	3,985,279	2,374,258
Accrued payroll liabilities	753,517	417,300
Deferred revenue	209,597	51,030
ITSQuest tax liability	4,389,727	4,389,727
Short-term debt	1,264,000	1,216,000
Other current liabilities	643,742	898,298
TOTAL CURRENT LIABILITIES	11,453,273	11,266,790
Deferred income tax liability, net	1,097,049	1,097,049
Unicoin Rights financing obligation	15,193,110	-
TOTAL LIABILITIES	27,743,432	12,363,839

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 772,676,248 and 767,525,220 issued; 734,003,769 and 732,251,471 outstanding, net of treasury stock, at March 31, 2022 and December 31 2021, respectively	772,676	767,525
Treasury stock, at cost; 38,672,479 and 35,273,749 shares at March 31, 2022 and December 31, 2021, respectively	(3,054,185)	(2,714,312)
Additional paid-in capital	72,597,046	71,041,101
Accumulated deficit	(61,301,817)	(59,946,592)
TOTAL TRANSPARENTBUSINESS STOCKHOLDERS’ EQUITY	9,013,720	9,147,722
Noncontrolling interest	(46,563)	(1,026,337)
TOTAL STOCKHOLDERS’ EQUITY	8,967,157	8,121,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,710,589	$20,485,224

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended March 31,
	2022	2021
REVENUES	$8,732,070	$3,050,431
COST OF REVENUES	3,594,925	2,262,603
GROSS PROFIT	5,137,145	787,828
OPERATING COSTS AND EXPENSES
General and administrative	3,399,804	3,945,707
Sales and marketing	1,748,003	6,852,953
Research and development	122,698	128,149
TOTAL OPERATING COSTS AND EXPENSES	5,270,505	10,926,809
LOSS FROM OPERATIONS	(133,360)	(10,138,981)
Interest income (expense), net	(61,459)	13,608
Other expense, net	(30)	(417)
LOSS BEFORE INCOME TAXES	(194,849)	(10,125,790)
Income tax expense	(180,602)	(924)
NET LOSS AND COMPREHENSIVE LOSS	$(375,451)	$(10,126,714)
Less: net income (loss) attributable to the noncontrolling interest	979,774	(755,709)
NET LOSS ATTRIBUTABLE TO TRANSPARENTBUSINESS	$(1,355,225)	$(9,371,005)

Net loss per share attributable to TransparentBusiness, basic and diluted	$(0.002)	$(0.013)
Weighted average number of common shares outstanding, basic and diluted	733,010,268	727,103,872

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Transparent Business Stockholders’ Equity	Transparent Business Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2020	751,489,686	$751,489	$35,595,322	(26,379,012)	$(1,114,312)	$(20,981,710)	$14,250,789	$3,679,513	$17,930,302
Issuance of common stock	24,333	24	12,976	-	-	-	13,000	-	13,000
Stock-based compensation expense	-	-	97,775	-	-	-	97,775	-	97,775
Exercise of stock options and warrants	800,000	800	(720)	-	-	-	80	-	80
Common stock issued for services	1,320,740	1,321	(37,544)	-	-	-	(36,223)	-	(36,223)
Net loss	-	-	-	-	-	(9,371,005)	(9,371,005)	(755,709)	(10,126,714)
Balance as of March 31, 2021	753,634,759	$753,634	$35,667,809	(26,379,012)	$(1,114,312)	$(30,352,715)	$4,954,416	$2,923,804	$7,878,220

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Transparent Business Stockholders’ Equity	Transparent Business Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2021	767,525,220	$767,525	$71,041,101	(35,273,749)	$(2,714,312)	$(59,946,592)	$9,147,722	$(1,026,337)	$8,121,385
Issuance of common stock	398,596	399	1,359,469	-	-	-	1,359,868	-	1,359,868
Stock-based compensation expense	-	-	66,114	-	-	-	66,114	-	66,114
Repurchase of common stock (Note 14)	-	-	-	(3,398,730)	(339,873)	-	(339,873)	-	(339,873)
Exercise of stock options and warrants	4,478,730	4,479	1,524	-	-	-	6,003	-	6,003
Common stock issued for services	273,702	273	197,348	-	-	-	197,621	-	197,621
Non-cash dividend (Note 9)	-	-	(68,510)	-	-	-	(68,510)	-	(68,510)
Net income (loss)	-	-	-	-	-	(1,355,225)	(1,355,225)	979,774	(375,451)
Balance as of March 31, 2022	772,676,248	$772,676	$72,597,046	(38,672,479)	$(3,054,185)	$(61,301,817)	$9,013,720	$(46,563)	$8,967,157

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,451)	$(10,126,714)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	66,114	97,775
Operating expenses paid with Unicoin Rights	156,100	-
Noncash consideration from customers of Unicorns, Inc.	(4,139,000)	-
Impairment of digital assets	3,750	-
Depreciation and amortization expense	89,497	88,683
Changes in operating assets and liabilities:
Trade receivables payable in cash	(321,989)	(868,513)
Prepaid expenses	(2,283,321)	(4,036,083)
Other assets	(451,146)	86,491
Accounts payable	(1,829,251)	2,851,073
Accrued expenses and payroll liabilities	9,943	11,205,379
Deferred revenue	158,567	(2,183)
Other liabilities	(138,071)	414,910
Net cash used in operating activities	(9,054,258)	(289,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of related party promissory note	-	40,000
Purchase of property and equipment	(1,533)	-
Net cash provided by (used in) investing activities	(1,533)	40,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	48,000	-
Proceeds from sales of Unicoin Rights	15,974,212	-
Proceeds from sales of common stock	1,336,888	13,000
Repurchase of common stock	(339,873)	-
Proceeds from exercise of stock options and warrants	6,003	80
Net cash provided by financing activities	17,025,230	13,080

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,969,439	(236,102)
CASH AND CASH EQUIVALENTS—Beginning of period	$1,872,529	$9,961,817
CASH AND CASH EQUIVALENTS—End of period	$9,841,968	$9,725,715

NONCASH INVESTING AND FINANCING ACTIVITIES:
Market value of digital assets received as proceeds from sales of common stock (Notes 5 and 8)	22,980	30,000
Market value of digital assets received as proceeds from sales of Unicoin Rights	1,129,204	-

 See accompanying notes to the unaudited condensed consolidated financial statements.

TransparentBusiness, Inc. AND SUBSIDIARIES

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND OPERATIONS

Description of Business

TransparentBusiness, Inc. (“TransparentBusiness” or the “Company”) was incorporated in the state of Delaware on June 22, 2015. The SaaS (Software-as-a-Service) platform was developed in 2008 by KMGi Group, the predecessor to TransparentBusiness. The platform is designed to increase remote workers’ productivity, protect client budgets from overbilling, allow coordination and monitoring of their remote workforces and provide real-time information on the cost and status of all tasks and projects. The Company markets its services throughout the United States of America.

In addition to its original SaaS business the Company wholly owns two TaaS (Talent-as-a-Service) companies and platforms, SheWorks! and Yandiki, and holds a 51% majority ownership interests in ITSQuest, Inc, (“ITSQuest”) a regional staffing agency. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs. Yandiki is also a talent exchange and platform that connects freelance talent with companies looking for leaner, more transparent ways of conducting remote contractual work. ITSQuest, Inc is a regional staffing agency with twelve locations throughout New Mexico and Texas. Customers of ITSQuest are primarily governmental agencies.

As more fully discussed in Note 4 – Unicorns Acquisition, in April 2021 the Company acquired a 66.67% interest in Unicorns, Inc. (“Unicorns” or “Unicorn Hunters”). Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. As discussed in Note 4, the Company consolidated Unicorns prior to the acquisition because it was a Variable Interest Entity (“VIE”) under common control.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of ($375) thousand and ($10,127) thousand and used cash in operating activities of ($9,054) thousand and ($289) thousand for the three months ended March 31, 2022 and 2021, respectively, and has an accumulated deficit of ($61,302) thousand and ($59,947) thousand as of March 31, 2022 and December 31, 2021, respectively, as well as expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of TransparentBusiness, Inc., its wholly owned subsidiaries, SheWorks! and Yandiki, as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest which is 51% owned, the minority interest is reflected in the consolidated financial statements as non-controlling interest (“NCI”). As more fully discussed in Note 4 – Unicorns Acquisition, Unicorns was consolidated prior to it being acquired in April 2021 because it is a VIE under common control. The Unicorns NCI was 100% prior to the April 2021 acquisition and 33.33% subsequent to the acquisition.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2021 and 2020. The unaudited condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated balance sheet of the Company as of that date.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by the Company include: the valuation of Unicoins, valuation of non-cash consideration received from Unicorns customers, including accounts receivable and private company investments, and the associated revenue recognition; valuation of investments in private companies; valuation of Company’s common stock as a private company, valuation of the NCI in ITSQuest; valuation of the ITSQuest contingent divestiture; determination of the fair value of assets acquired and liabilities assumed in the business combination with ITSQuest; determination of the useful lives assigned to intangible assets; determination of the fair value of the ITSQuest indemnification asset and related tax liability; assessments for potential impairment of goodwill and intangible assets including digital assets; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. The Company bases these estimates on historical experience and on various other assumptions that management believes to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivables. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. In addition, as more fully described above, the Company has non-cash receivables consisting of options and warrants to purchase common stock in small private companies. The Company also holds digital assets which are more fully described above and in Note 5. Digital asset market values are subject to significant fluctuations based on supply and demand for such digital assets and other factors. The Company’s digital assets are included in the consolidated balance sheets as intangible assets.

During the three months ended March 31, 2022, the Company had one customer for which revenue accounted for 10% or more of total revenue. This customer accounted for 45% of the Company’s total revenue. This customer accounted for 36% of total customer receivables, as of March 31, 2022. During the three months ended March 31, 2021, the Company had three customers for which revenue accounted for 10% or more of total revenue. These customers accounted for 16%, 13% and 10% of the Company’s total revenue. These customers accounted for 5%, 2% and 3% of total customer receivables as of December 31, 2021, respectively.

The Share Exchange Agreement we entered into in order to acquire a majority stake in ITSQuest contains a contingent divestiture provision whereby if TransparentBusiness does not engage in a public offering of its securities at a price of at least $10 per share on or before December 31, 2022, then TransparentBusiness will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of TransparentBusiness received pursuant to the Exchange Agreement. Such an event would cause the loss of ITSQuest-associated revenue to TransparentBusiness while resulting in us having issued equity to the ITSQuest founders for only nominal consideration.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in its audited consolidated financial statements for the years ended December 31, 2021 and 2020. However, the Company has expanded the description of its accounting policy for Unicorn Hunters Revenue and Non-Cash Receivables and Accounting for Investments in Private Companies in Note 4 - Unicorns Acquisition.

Lease Accounting

As more fully discussed in the Company’s audited financial statements for the years ended December 31, 2021 and 2020, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU 2016-02, entities are required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s consolidated balance sheets for both finance and operating leases. Topic 842 is effective for the Company beginning January 1, 2022 in connection with the issuance of its annual financial statements for the year ended December 31, 2022 and for interim periods beginning with its quarterly financial statements for the three months ended March 31, 2023. Because the standard is effective January 1, 2022, but is not required to be reflected in quarterly financial statements until the first quarter of 2023, the comparative financial statements for the first quarter of 2022 to be included with the financial statements for the first quarter of 2023 may differ from these financial statements as a result of recognition of assets and liabilities for the rights and obligations created by the Company’s leases.

Revenue Recognition

Revenue Sources

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which are comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally consists of the fair value of stock options or warrants received as consideration from companies presenting on the Unicorn Hunters show.

Refer to Note 6 – Segment Information for disaggregated revenue information.

Deferred revenue

The Company had deferred revenue of $210 thousand and $51 thousand as of March 31, 2022 and December 2021, respectively. The amount of revenue recognized in the first quarters of fiscal 2022 and 2021, that was included in deferred revenue at the beginning of the periods, was $9.0 thousand and $2.2 thousand, respectively.

Reclassification of Operating Costs and Expenses:

During the three months ended June 30, 2022, the Company reclassified certain operating costs and expenses within the consolidated statements of operations and comprehensive loss. Prior-period amounts were revised to conform with the current presentation. These changes have no impact on the Company’s previously reported consolidated net loss, loss per share, total operating expenses, financial position, or cash flows. The reclassifications result from refinement of the Company’s approach to allocation of expenses based on departments. This refined methodology resulted in a reduction of general and administrative expense and increases in sales and marketing expense and research and development expense.

The classification of operating cost and expenses included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, included herein, conform to the refined methodology described above. However, since the reclassification affects amounts included in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 respectively, which were previously reported in Form 10-12GA filed on August 13, 2022, the impact of those changes is presented below:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	Reclassified	As Previously Reported	Adjustments	Reclassified
Operating Costs and Expenses:
General and administrative	3,820,788	(420,984)	3,399,804	3,494,813	450,892	3,945,705
Sales and marketing	1,449,717	298,286	1,748,003	7,312,996	(460,041)	6,852,955
Research and development	-	122,698	122,698	119,000	9,149	128,149
Total Operating Costs and Expenses	5,270,505	-	5,270,505	10,926,809	-	10,926,809

NOTE 3 – FAIR VALUE MEASUREMENT

The Company measures the fair value of financial instruments in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, as follows:

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

The following table is a summary of financial assets and liabilities measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of March 31, 2022

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Cash held by financial institutions	$9,369,235	$9,369,235	$-	$-	$9,369,235
Money market funds	472,733	472,733	-	-	472,733

As of December 31, 2021

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Cash held by financial institutions	$1,299,808	$1,299,808	$-	$-	$1,299,808
Money market funds	572,721	572,721	-	-	572,721

Assets Measured at Fair Value on a Non-Recurring Basis

As discussed in Note 2, consideration from Unicorns customers generally includes a commitment to issue stock options or warrants from customers who appear on the Unicorn Hunters show. This non-cash consideration is recognized in accounts receivable at the estimated fair values at or near the dates of contract inception using Level 3 inputs. The fair value of these commitments, as well as the options or warrants of private companies, held upon settlement of such receivables, as measured using Level 3 inputs, may fluctuate, as discussed in the Company’s accounting policy for private company investments, which is included in Note 4 below. Certain other items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

NOTE 4 – UNICORNS ACQUISITION

Unicorns Acquisition

In April 2021, Alex Konanykhin, founder of Unicorns, a Nevada corporation, transferred 50,000,001 shares of common stock to TransparentBusiness out of the 75,000,000 shares it had issued to date. TransparentBusiness became a majority owner of Unicorns, obtaining a 66.67% interest. In addition to the Company’s 66.67% interest in Unicorns, 20,000,000 shares of Unicorns or 26.7% are held by officers and directors of the Company. This consists of 5,000,000 shares or 6.67% held by Alex Konanykhin, CEO of TransparentBusiness, 5,000,000 shares or 6.67% held by Silvina Moschini, President of TransparentBusiness, 2,500,000 shares or 3.33% held by Andrew Winn, CFO of TransparentBusiness and 7,500,000 shares or 10.00% held by Moe Vela, a TransparentBusiness director. The remaining 5,000,000 shares, or 6.67%, are held by Craig Plestis, Executive Producer of the Unicorn Hunters show. Because the same related party shareholder group owned a majority of the voting shares of both companies prior to and after the issuance of shares to TransparentBusiness, Unicorns and the Company are considered to be entities under common control.

Management evaluated whether Unicorns meets the criteria for classification as a VIE or as a voting interest entity (“VOE”) and concluded that Unicorns meets the criteria of a VIE. Management further concluded that the Company is the primary beneficiary of the Unicorns VIE because the Company has the power to direct the activities that most affect its economic performance and further has the obligation to absorb losses and the right to receive benefits that could be significant to the VIE. Accordingly, the Company is required to consolidate Unicorns as a VIE.

Unicorns was consolidated in the Company’s financial statements prior to it being acquired in April 2021 as an entity under common control with the Company. The Unicorns NCI was 100% prior to the April acquisition because the Company didn’t own any shares of Unicorns stock. Subsequent to issuance of 66.67% of Unicorns shares to the Company in April 2021, the NCI decreased from 100% to 33.33%.

In accordance with ASC 810 – Consolidations, the Company initially measured the assets and liabilities of Unicorns, including the NCI, at their previous carrying amounts because Unicorns and the Company are under common control.

The Company’s consolidated balance sheets included the following assets and liabilities of Unicorns, after eliminations, as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$229,517	$230,059
Accounts receivable, net	8,420,000	4,281,000
Prepaid expenses and other current assets	928,458	46,273
Total assets	9,577,975	4,557,332

Liabilities
Income tax payable	$116,485	$-
Accrued expenses	134,918	86,996
Total liabilities	251,403	86,996

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended a line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding was provided by TransparentBusiness to Unicorns to fund the production related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, totalled $18,949 thousand and $16,775 thousand as of March 31, 2022 and December 31, 2021, respectively.

As more fully discussed in Note 6 – Segment Information, Unicorns is a separate reportable segment for the Company. Refer to Note 6 for revenues, cost of revenues and gross profit related to Unicorns.

Unicorns NCI

The NCI of Unicorns as of March 31, 2021 was negative $745 thousand which consisted of 100% of the loss for the first quarter of 2021. On the acquisition date in April 2021, the NCI increased by $2.5 thousand which represents 33.33% of the $7.5 thousand par value of the Unicorns common stock. The Unicorns net loss for the year ended December 31, 2021 was $12,336 thousand of which $4,608 thousand related to the NCI resulting in a negative NCI balance of $4,606 thousand as of December 31, 2021. The Unicorns net income for the three months ended March 31, 2022 was $2,657 thousand of which $886 thousand related to the NCI resulting in a negative NCI balance of $3,720 thousand as of March 31, 2022.

Unicorn Hunters Revenue and Non-Cash Receivables

Revenue and accounts receivable for Unicorns generally consists of the fair value of stock options or warrants committed from companies that have appeared on the Unicorn Hunters show. The options or warrants underlying the commitments typically have terms of five to ten years and accounts receivable are recorded at the estimated fair value of such options or warrants as determined at contract inception. The estimated fair value of stock options and warrants, expected to be received as consideration, is dependent on the fair value of the underlying equity of each privately held presenting company.

The fair value of such underlying private company equity is determined based on (i) the valuation indicated in a recent round of financing (ii) a recent pre-existing third-party valuation report or (iii) a new third-party valuation report as of or near the date of contract inception. Third-party valuation reports consider factors such as recent financing rounds, third-party financing transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and other factors based on facts and circumstances specific to each privately held presenting company. For non-cash consideration in the form of “stock options” or “warrants” of the presenting company, the Company, with assistance from third-party valuation advisors, determines the fair value of such consideration using the Black-Scholes option pricing model which, in addition to the fair value of underlying stock, considers the term of the stock options or warrants, exercise price, volatility, interest rate and dividend yield. These are Level 3 estimates under the fair value hierarchy because they involve significant unobservable inputs. The valuation of stock options or warrants committed by Unicorns customers requires management judgement due to the absence of an observable market price for those options or warrants.

Unicorns invoices customers for the number of committed options or warrants, and records the corresponding revenue and accounts receivable, when an episode is distributed for broadcast or streaming. Unicorns receivables are classified as current because the underlying option or warrant certificates are expected to be received within one year of invoicing. Subsequent to issuance of these option or warrant certificates to the Company, the related receivables will be reclassified to a long-term asset account representing investments in private company equity securities.

Accounting for Investments in Private Companies

In accordance with ASC 321 “Investments-Equity Securities” (“ASC 321”), equity securities for which the Company has no significant influence (generally less than a 20% ownership interest), and which do not have readily determinable fair values, are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investments of the same issuer. All gains and losses on investments in equity securities are recognized in the Statements of Operations.

The Company regularly reviews such equity securities for impairment based on a qualitative assessment which includes, but is not limited to (i) significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee, (ii) significant adverse changes in the regulatory, economic or technological environment of the investee and (iii) significant adverse changes in the general market condition of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, (v) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies, or non-compliance with statutory capital requirements or debt covenants. If an equity security is impaired, an impairment loss is recognized in the Statements of Operations equal to the difference between the fair value of the investment and its carrying amount. If such impairment is determined prior to receiving options or warrants to be received as consideration for Unicorns customer contracts, the related loss on impairment is reflected as bad debt expense. As of March 31, 2022, all such commitments to issue options or warrants remain classified in accounts receivable and no impairment or bad debt expense have been recorded to-date.

NOTE 5 – DIGITAL ASSETS

As more fully discussed in the Company’s audited financial statements for the years ended December 31, 2021 and 2020, the Company records the initial cost basis of digital assets at then-current quoted market prices and presents all digital asset holdings as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

During the three months ended March 31, 2022 and 2021, the Company received digital assets of $1,152 thousand and $30 thousand, respectively, as consideration from certain investors. These digital assets included Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), Dai (DAI) and USD Coin (USDC). As shown in the tables below, these digital assets were transferred to the Company in exchange for TransparentBusiness common stock or rights to purchase Unicoins issued by the Company. Unicoins are more fully discussed in Note 2 and Note 8.

During the three months ended March 31, 2022 and 2021, the Company recorded $4 thousand and zero, respectively, of impairment losses on digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations.

The table below summarizes the carrying values of the Company’s digital asset holdings as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Bitcoin (BTC)	$695,419	$167,795
Ethereum (ETH)	270,223	24,365
Litecoin (LTC)	37,869	3,482
USD Coin (USDC)	363,096	42,331
Dai (DAI)	19,800	-
	$1,386,407	$237,973

The table below summarizes the Company’s digital asset activity for the three months ended as of March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Beginning balance on January	$237,973	$-
Received as consideration in sales of common stock	22,980	30,000
Received as consideration in sales of Unicoin rights	1,129,204	-
Impairments recorded	(3,750)	-
Ending balance on March	$1,386,407	$30,000

The market value of digital assets, based on quoted prices on active exchanges, was approximately $1,613 thousand and $373 thousand as of March 31, 2022 and December 31, 2021, respectively.

To date, the Company has not sold any digital assets, converted any into fiat currency nor used any as payment to vendors. The Company may use cryptocurrencies as payment to vendors for goods or services from time to time in the future. The Company’s policy is to compute resulting gains or losses by subtracting the then-current carrying value from the realized proceeds or the fair value of cryptocurrencies on the goods or services transaction date or the fair value of the goods or services received in exchange for cryptocurrencies, if more readily determinable). Any such transactions will be handled through Coinbase, the third-party custodian and exchange platform the Company utilizes to store its digital assets and facilitate transactions. The transfer of control and transaction date would be based on the transaction date as indicated in Coinbase exchange platform. The gain or loss will be determined for each digital asset purchase separately in accordance with first in first out (FIFO) method of accounting.

During the second quarter of 2022, interest rate increases by central banks, including the United States Federal Reserve, led to volatility in global financial markets and asset prices. This financial market volatility included decreases in value for most digital assets (i.e., cryptocurrencies). As a result, the Company recorded an impairment charge of $613 thousand to reduce the carrying value of its digital asset holdings to the estimated fair value, during the three months ended June 30, 2022.

NOTE 6 – SEGMENT INFORMATION

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

Our reportable segments consist of SaaS, TaaS and Unicorn Hunters. We determine our operating segments based on how the chief operating decision makers (“CODM”) manage the business, allocates resources, makes operating decisions and evaluates operating performance. The chief operating decision makers (“CODM”) are the Chief Executive Officer and the President of the Company. Our chief operating decision makers review financial information presented on a consolidated basis accompanied by information about revenue and cost of revenue by services type along with gross profit for purposes of allocating resources and evaluating financial performance, as such we have disclosed segment information up to gross profit for each operating segment. Furthermore, our revenues are derived from the United States and foreign countries which includes the South American and Europeans regions (“Foreign countries”).

Historically the Company has operated in two segments – SaaS, which consists of operations relative to the Company’s fully integrated all-in-one cloud-based solution to manage remote workers and TaaS, which consists of operations relative to the Company’s staffing service offerings, where Customers are connected to individuals by the Company who are able to assist them in projects.

A third segment was added in 2021, upon acquisition of Unicorns, which consists of operations relative to production and streaming of the Unicorn Hunters show which provides publicity and exposure to customers through their appearances on the Unicorn Hunters show.

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022			2021
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,360,264	$228,963	$4,589,227	$2,998,525	$2,722	$3,001,247
Subscription revenues	354	3,489	3,843	2,157	47,027	49,184
Unicorn Hunters	-	4,139,000	4,139,000	-	-	-
Total revenues	$4,360,618	$4,371,452	$8,732,070	$3,000,682	$49,749	$3,050,431

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	TaaS	SaaS	Unicorn Hunters	Consolidated
Revenues	$4,589,227	$3,843	$4,139,000	$8,732,070
Cost of revenues	3,582,807	297	11,821	3,594,925
Gross profit	1,006,420	3,546	4,127,179	5,137,145

	Three months ended March 31, 2021
	TaaS	SaaS	Unicorn Hunters	Consolidated
Revenues	$3,001,247	$49,184	$-	$3,050,431
Cost of revenues	2,245,682	16,921	-	2,262,603
Gross profit	755,565	32,263	-	787,828

There were no material transactions between reportable segments during the three months ended March 31, 2022 and 2021.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 7 – DEBT

As more fully described below, the Company’s short-term debt as of March 31, 2022 and December 31, 2021 totalled $1,264 thousand and $1,216 thousand, respectively. The Company did not hold any long-term debt as of March 31, 2022 or December 31, 2021.

Unsecured Notes

From June 3, 2021 through March 31, 2022 the Company issued 94 private placement unsecured promissory notes with aggregate principal amount of $1,264 thousand and interest of 20.0% per annum, payable at maturity (the “Unsecured Notes”). The Unsecured Notes mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted. The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As of March 31, 2022, $1,264 thousand of Unsecured Notes were outstanding with $1,216 thousand due and payable during the year ended December 31, 2022 and $48 thousand due and payable during the first quarter of 2023, to the extent holders do not elect to extend one additional year.

Unsecured Notes interest expense of $62 thousand was incurred during the three months ended March 31, 2022 and was recorded as accrued expenses in the consolidated balance sheets. No significant third-party financing costs were incurred because the Company managed issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of March 31, 2022 and December 31, 2021 approximates the carrying amounts.

NOTE 8 – UNICOIN RIGHTS FINANCING OBLIGATION

The Company is developing a security token called Unicoin (“Unicoins” or “Tokens”) whose value is intended to be supported by equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired by non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held by the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of the Unicoins.

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

During the three months ended March 31, 2022, the Company issued rights to acquire 2.3 billion Unicoins in exchange for $13,839 thousand in cash, $1,129 thousand in digital assets (Note 5), $125 thousand of services from vendors, $32 thousand of services from employees, contractors and directors and $69 thousand which was recorded as a dividend to company stockholders (Note 9).

In addition, as of March 31, 2022, the Company held approximately $2,135 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in accrued liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoins Rights on the condensed consolidated statements of cash flows. As discussed in Note 16, additional rights to acquire Unicoins were issued subsequent to March 31, 2022.

The Company accounts for Unicoin Rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged (i.e., in the form of cash or services) for rights to receive Unicoins in the future in the event the Unicoin is never developed and launched. As of March 31, 2022 and through the date of filing, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what volumes, or on what terms, Unicoins will be available to be issued, if ever. As of March 31, 2022 the outstanding financing obligation related to Unicoin Rights issued was $15,193 thousand.

As of March 31, 2022 and through the date of filing, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what volumes, or on what terms, Unicoins will be available to be issued, if ever. As of March 31, 2022, as the Unicoins do not exist, and any amounts received for Unicoins are not considered equity or revenue, management determined that 100% of the obligation of $15,193 thousand is a liability to be settled through the issuance of Unicoins, or through other means if Unicoins are never issued. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statement of operations upon settlement.

NOTE 9 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares with 772,676,248 and 767,525,220 shares of common stock issued and 734,003,769 and 732,251,471 outstanding, net of treasury stock, at March 31, 2022 and December 31, 2021, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended March 31, 2022, Company raised $1,360 thousand via a series of funding rounds as follows:

Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - Round 4a	29,500	$2.00	$59,000
Plus: Stock issues - Round 4b	27,001	3.00	81,000
Plus: Stock issues - Round 5	337,613	3.61	1,219,868
Total stock issues	394,114		$1,359,868

For the three months ended March 31, 2021, Company raised $13 thousand via a series of funding rounds as follows:

Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - Round 3b	3,333	$0.30	$1,000
Plus: Stock issues - Round 3d	20,000	0.60	12,000
Total stock issues	23,333		$13,000

All shares were issued from the Company’s pool of authorized common stock, which rights and privileges are discussed above and were the same for all shares issued to date. Each funding round was available for a defined period with a specified price per share and did not overlap with other funding rounds. Investors that subscribed during a specific round, locked the pricing offered for that round and Company had a limited time to close on the issuance of shares. Once a funding round was fully subscribed and committed, management evaluated capital needs and determined the price for the following round.

Repurchases of Common Stock

For the three months ended March 31, 2022, the Company repurchased 3,398,730 shares in exchange for $340 thousand. Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of March 31, 2022.

Shares of common stock reserved for future issuance are as follows:

	March 31, 2022	December 31, 2021
Stock options outstanding (Note 10)	55,535,887	58,737,070
Warrants for common stock (Note 11)	10,310,000	11,570,000
Restricted stock units (Note 10)	525,230	788,797

Dividend of Unicoins

In connection with a February 10, 2022 board consent, the Company declared a non-cash dividend of one Unicoin Right per each common share held of record on February 10, 2022. Through the filing date, a total of 730,503,862 Unicoin Rights were issued as non-cash dividends aggregating to $73 thousand, or $0.0001 per share and was recorded as a reduction of additional paid-in-capital and an increase to the Unicoin rights liability in the Company’s consolidated balance sheet. The dividend was recorded as a reduction of additional paid-in-capital because the Company is in a retained deficit position.

Management believes the fair value of the Unicoin Rights issued to its shareholders was de minimis given the following:

●	The legal terms and conditions (and therefore the rights and obligations of the Company and holders of Unicoins) have not yet been finalized.

●	Certain regulatory and other approvals will have to be obtained before the Unicoin can be launched by the Company and the yet-to-be newly formed entity that will ultimately issue Unicoins will be required to go through Registration with the SEC or identify an appropriate exemption from Registration before Unicoins can be actively traded. Obtaining these approvals and achieving appropriate Registration or exemption status may be outside of the Company’s control.

●	The underlying business and related private company investment holdings that are intended to support the underlying value of Unicoins is in the early stages of operation and has not yet realized any investment gains and is likely to experience volatility that may be significant.

Future dividends of Unicoin Rights will depend upon factors to be determined as the Company further develops its plans for Unicoins. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future; management’s intention is to utilize all available funds for further development of the Company’s business.

NOTE 10 – STOCK-BASED COMPENSATION

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated.

Non-Plan Equity Incentive Awards

The Company provides discretionary awards such as nonqualified stock options as well as stock awards, any or all of which may be made contingent upon the achievement of performance criteria. The Company at its discretion determines the terms and conditions of the option award, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price ranging from $0.001 to $2. Upon exercise, the option exercise price may be paid in cash or by the delivery of previously owned shares of common stock, through an option exercise arrangement. The Administrator determines the terms relating to the exercise, cancellation, or other disposition of options and stock awards upon a termination of employment, whether by reason of disability, retirement, death, or any other reason.

Stock Options

The Company recorded $12 thousand and $82 thousand of stock-based compensation expense relating to stock option awards during the three months ended March 31, 2022 and 2021, respectively. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the unit.

The following is a summary of stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average exercise price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2022	58,737,070	$0.029	7.58	$58,764,812
Granted	17,547	1.030
Exercised	(3,218,730)	0.002		3,280,250
Ending balance March 31, 2022	55,535,887	$0.031	7.36	$50,572,905
Vested and exercisable as of March 31, 2022	55,535,726	$0.031	7.36	$50,572,905

The assumptions used to determine stock-based compensation expense for the three months ended March 31, 2022 and 2021 were as follows:

	March 31, 2022	March 31, 2021
Fair value of common stock	$0.94	$0.39
Expected term (in years)	10	10
Volatility	58.00%	52.40%
Risk-free rate	2.30%	1.75%
Dividend yield	-	-

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

The following is a summary of RSU activity for the three months ended March 31, 2022:

	Liability Classified	Equity Classified	Total	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2022	172,247	616,550	788,797
Granted	-	10,135	10,135	$0.94
Vested	(99,534)	(174,168)	(273,702)
Ending balance - March 31, 2022	72,713	452,517	525,230

The Company recorded $54 thousand and $327 thousand of stock-based compensation expense relating to RSU’s during the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021 substantially all stock-based compensation expense was classified as general and administrative expense.

NOTE 11 – WARRANTS

In connection with the execution of multiple Private Placement Memoranda during the years ended December 31, 2018 and 2017, the Company granted sales commission warrants to purchase shares of the Company’s common stock at exercise prices ranging from $0.001 to $1.00 per share with a term of 10 years from the closing date of each offer. These were considered to be share issuance costs and have been recognized in Additional Paid in Capital.

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of March 31, 2022 and December 31, 2021 all warrants were classified as equity.

The table below summarizes warrant activity for the three months ended March 31, 2022.

	Number of Warrants	Weighted- Average Grant-Date Fair Value
Beginning balance as of January 1, 2022	11,570,000
Granted	-	-
Exercised	(1,260,000)
Forfeited	-	-
Ending balance as of March 31, 2022	10,310,000

NOTE 12 – NET LOSS PER SHARE

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

Calculation of net losses per share is as follows for the three months ended March 31:

Basic and Diluted:	2022	2021
Numerator:
Net loss attributable to TransparentBusiness from consolidated statements of operations	$(1,355,225)	$(9,371,005)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,010,268	727,103,872
Net loss per common shares - basic and diluted	$(0.002)	$(0.013)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	2022	2021
Stock Options	55,535,887	47,573,737
Warrants	10,310,000	12,570,000
Restricted Stock Units	525,230	856,125

NOTE 13 – INCOME TAXES

The Company’s effective tax rate was 92.69% and 0.01% for the three months ended March 31, 2022 and 2021, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest and Unicorns separate federal income tax returns, as they are not included in the Company’s consolidated U.S. federal income tax return. During the three months ended March 31, 2022 and 2021, there were no significant changes to the total amount of unrecognized tax benefits.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its consolidated business, financial condition, operation results or cash flows.

The Company engages in operating leases primarily for the purpose of leasing office space to conduct day-to-day operations. Expenses incurred related to operating leases was $67 thousand and $62 thousand for the three months ended March 31, 2022 and 2021, respectively.

Future minimum annual payments required under operating leases as of March 31, 2022 is as follows:

Years Ended December 31,	Amount
2022 (April through December)	$186,537
2023	37,229
2024	-
2025	-
2026	-
After 2026	-
Total	$223,766

The Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

NOTE 15 – RELATED PARTY TRANSACTIONS

Unicorns Acquisition

As more fully described in Note 4, in April 2021, Alex Konanykhin, CEO of the Company and founder of Unicorns, issued 50,000,001 shares of Unicorns common stock to TransparentBusiness giving the Company a 66.67% majority interest in Unicorns. As discussed in Note 4, an additional 26.67% of Unicorns shares are held by officers and directors of the Company.

Related Party Promissory Note

On October 24, 2020, the Company entered into a one-year Loan Agreement and Promissory Note (“Loan Agreement”) for $1,700 thousand with the current President of the Company (the “Borrower”). The Loan Agreement accrues interest at 3.06% per annum. The loan was collateralized by 3,400,000 shares of TransparentBusiness common stock owned by Ms. Moschini. Using funds provided by this loan, Ms. Moschini acquired a residential real estate property in Miami, Florida and the Company used the property for corporate purposes. During the six months ended June 30, 2021, $485 thousand of the $1,700 principal balance was repaid through a cash payment of $200 thousand and relinquishment of 1,500,000 shares of TransparentBusiness common stock valued at $0.19 per share based on a third-party valuation report. During the three months ended September 30, 2021, the remaining principal balance of $1,215 thousand was repaid through relinquishment of an additional 6,394,737 shares which were valued at $0.19 per share based on a third-party valuation report. Upon repayment of the loan, the space reverted to Ms. Moschini’s personal use. The receipt of shares was included with repurchases of common stock in the consolidated statement of changes in stockholders’ equity (deficit). During the three months ended March 31, 2021 the Company recognized $13 thousand in interest income related to the Loan Agreement and a $40 thousand payment was received by the Company.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those described below.

Company Name Change

On October 6, 2022, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from TransparentBusiness, Inc. to Unicoin Inc. The name change was effective as of October 6, 2022.

Common Stock Issued

Subsequent to March 31, 2022, the Company issued 63,200 shares of common stock in exchange for $134 thousand in cash proceeds.

Deferred Payment Option for Sales of Unicoin Rights and Unicoins Rights Issued

In August 2022 the Company began offering a deferred payment option to investors in its ongoing Unicoin Rights offering. The deferred payment option permits investors to purchase Unicoin Rights immediately and pay for such Rights in five equal annual installments, with the first installment due one year after the date of purchase. Use of the deferred payment option requires that investors provide collateral to the Company having a value, as estimated by the Company’s opinion, equal to 20% of the total purchase price of the purchased rights. Collateral can be in the form of TransparentBusiness common shares owned by the investor, Unicoin Rights already owned by the investor, cash, digital assets or other assets with a demonstrable value, in the Company’s discretion, if such assets can be transferred to the Company or a valid lien on such assets can be secured.

Pursuant to the terms of the installment payment plan, both the pledged collateral and the Unicoin Rights being purchased under the installment plan will be forfeited to the Company if the investor fails to make any of the five annual installment payments. The Company is currently evaluating the accounting for sales of Unicoin Rights under the deferred payment option to determine the potential impact of the installment sales, and the collateral terms, on its financial position, results of operations and cash flows and related disclosures. Subsequent to March 31, 2022, investors signed agreements to purchase approximately 2.0 billion Unicoin Rights under this deferred payment option.

Additionally, subsequent to March 31, 2022, the Company issued 370 million Unicoin Rights in exchange for consideration of approximately $16,854 thousand including cash of $6,769 thousand, digital assets of $490 thousand and $9,541 thousand in value of services. Additional Unicoin Rights with estimated value of $54 thousand were issued to Company employees and non-employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note on Forward-Looking Statements”.

Our Company

Unicoin Inc. (formerly known as TransparentBusiness, Inc. and hereinafter the “Company”, “Unicoin Inc.”, “we”, “us”, or “our”) was incorporated in the state of Delaware on June 22, 2015. In 2008, our Software-as-a Service (“SaaS”) platform was developed by KMGi, the precursor to Unicoin Inc., as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling by contractors. The SaaS platform has been in use since 2009, initially under the name TransparentBilling, serving KMGi’s internal operations. Unicoin Inc. was never subject to bankruptcy, receivership or similar proceedings.

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS software business, which provides for simple and seamless monitoring and management of remote or work-from-home employees. As a holding company, Unicoin Inc. wholly owns two Talent-as-a-Service (“TaaS”) operating companies and platforms – SheWorks! and Yandiki. Yandiki was previously owned by KMGi and Silvina Moschini, each of whom transferred their ownership interests in Yandiki to Unicoin Inc. on January 1, 2018. SheWorks! was founded by Silvina Moschini, who transferred her ownership interest to Unicoin Inc. on January 1, 2018. KMGi transferred intellectual property related to the Unicoin Inc. SaaS platform to Unicoin Inc. in 2018. In November 2020, Unicoin Inc. acquired a 51% majority ownership interest in ITSQuest, Inc, a regional staffing agency founded on September 21, 1994. In April 2021, Transparent Business acquired a 66.67% ownership interest in Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) a media company showcasing private companies seeking to obtain publicity for their private offerings. Unicoin Inc. and its subsidiaries principally operate in North America, South America and Central America. On October 6, 2022, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from TransparentBusiness, Inc. to Unicoin Inc. The name change was effective as of October 6, 2022.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC) and USD Coin (USDC) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company has ownership of and control over its digital assets and uses the third-party custodial services of Coinbase Global, Inc (“Coinbase”) which is a publicly-traded company that operates a cryptocurrency exchange platform and provides custodial wallets to hold the digital assets. Coinbase provides us protection through dual authentication security. Access is controlled by dual authentication to separate authentication from account access so that two authorized individuals are required to access our accounts. Management monitors transaction and account balances through the Coinbase client portal, as applicable. We also intend to use Coinbase to facilitate the management of Unicoins, which are described below, upon development and launch.

Unicoin Inc. is also developing a security token called Unicoin (“Unicoins” or “Tokens”), whose value is intended to be supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired by non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of Unicoins. The Company is currently engaged in private placement of rights to acquire Unicoins, upon completion of their technological and legal development, and the funds being raised in such rights offering are to be used to fund the development and launch of Unicoins, as well as creating worldwide brand awareness of Unicoins. The Unicoins project is currently being undertaken by Unicoin Inc., but may in the future be transferred to a to-be-formed subsidiary of Unicoin Inc.. The private placement is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder.

We may accept certain cryptocurrencies, such as Bitcoin (BTC), Ether (ETH), Litecoin (LTC) and USD Coin (USDC) among others, as payment for the purchase of Unicoins. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in custodial wallets through Coinbase. Upon future liquidity needs, through Coinbase, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

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

TaaS Revenue. For TaaS contracts, the Company’s staffing contracts are typically for a duration of less than a year and are either on a fixed hourly rate basis or on fixed cost basis billed upon satisfaction of respective milestones. The Company typically invoices its TAAS customers at the end of each month in cases where the contracts involve billing on fixed hourly rates and/or once milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period where fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized over time using an output method based upon milestones achieved. Revenue is recognized once a milestone is reached. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer.

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

For Unicorns, cost of revenue includes salaries and personnel compensation costs as noted for SaaS and TaaS but also includes third party costs for the production team, celebrity hosts and travel. The Company evaluates if Unicorn Hunters show production costs are expected to be recovered. Costs are capitalized if expected to be recovered and otherwise are expensed as incurred. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website.

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

As it relates to the contingent divestiture, in the event that Unicoin Inc. does not conduct a registered public offering of its Common Stock in which the Unicoin Inc. Shares issued to ITSQuest pursuant to the agreement are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share, on or before December 31, 2022, Unicoin Inc. shall transfer to ITSQuest all of Unicoin Inc.’s right, title and interest in the Company Shares, including any Unicoin Inc. Shares that remain subject to the escrow agreement, thus completely divesting itself of all ownership in ITSQuest. Therefore, the Company recorded an estimated contingent divestiture equity of $1,900 thousand. The estimate was calculated by applying a probability model using expected values. The most significant assumption utilized in this model is the probability related to achieving the $10 per share IPO, which had a probability of 0%. In addition, the other significant estimate relates to the estimated value of the stock issued.

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

Unicorns, Inc.

In April 2021, Alex Konanykhin, founder of Unicorns, a Nevada corporation, issued 50,000,001 shares of Unicorns’ common stock to Unicoin Inc. out of the 75,000,000 shares it had issued to date. Unicoin Inc. became a majority owner of Unicorns, obtaining a 66.67% interest. In addition to the Company’s 66.67% interest in Unicorns, 20,000,000 shares of Unicorns or 26.67% are held by officers and directors of the Company. This consists of 5,000,000 shares or 6.67% held by Alex Konanykhin, CEO of Unicoin Inc., 5,000,000 shares or 6.67% held by Silvina Moschini, President of Unicoin Inc., 2,500,000 shares or 3.33% held by Andrew Winn, CFO of Unicoin Inc. and 7,500,000 shares or 10.00% held by Moe Vela. The remaining 5,000,000 shares, or 6.66%, are held by Craig Plestis & Chris Wagner, Executive Producers of the Unicorn Hunters show. As such, Unicorns and the Company are under common control.

Major operations in Unicorns were initiated after the year ended December 31, 2020. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. The revenue consideration generally consists of the fair value of stock options or warrants committed from companies that have appeared on the Unicorn Hunters show. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three months ended March 31,
	2022	% of Total Revenues	2021	% of Total Revenues
REVENUES:
Staffing revenues	$4,589,227	53%	$3,001,247	98%
Subscription revenues	3,843	-	49,184	2%
Unicorns revenues	4,139,000	47%	-	-
Total Revenues	8,732,070	100%	3,050,431	100%
COST OF REVENUES:
Staffing cost of revenues	3,582,807	41%	2,245,682	74%
Subscription cost of revenues	297	-	16,921	1%
Unicorns cost of revenues	11,821	-	-	-
Total Cost of Revenues	3,594,925	41%	2,262,603	74%
GROSS PROFIT	5,137,145	59%	787,828	26%
OPERATING COSTS AND EXPENSES
General and administrative	3,399,804	39%	3,945,707	129%
Sales and marketing	1,748,003	20%	6,852,953	225%
Research and development	122,698	1%	128,149	4%
TOTAL OPERATING COSTS AND EXPENSES	5,270,505	60%	10,926,809	358%
LOSS FROM OPERATIONS	(133,360)	(2)%	(10,138,981)	(332)%
Interest income (expense), net	(61,459)	(1)%	13,608	-
Other expense, net	(30)	-	(417)	-
LOSS BEFORE INCOME TAXES	(194,849)	(2)%	(10,125,790)	(332)%
Income tax expense	(180,602)	(2)%	(924)	-
NET LOSS AND COMPREHENSIVE LOSS	(375,451)	(4)%	(10,126,714)	(332)%
Less: net income (loss) attributable to the noncontrolling interest	979,774	11%	(755,709)	(25)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(1,355,225)	(16)%	$(9,371,005)	(307)%

Revenues

The following table presents our revenue for the periods indicated.

	Three months ended March 31,
	2022	2021	Change ($)	Change (%)
TAAS revenues	$4,589,227	$3,001,247	$1,587,980	53%
SAAS revenues	3,843	49,184	(45,341)	(92)%
Unicorns revenues	4,139,000	-	4,139,000	N/A
Total Revenues	$8,732,070	$3,050,431	$5,681,639	186%

Total revenues increased by $5,682 thousand, or 186%, to $8,732 thousand for the three months ended March 31, 2022, from $3,050 thousand for the three months ended March 31, 2021.

TaaS. TAAS revenues increased by $1,588 thousand, or 53%, to $4,589 thousand for the three months ended March 31, 2022, from $3,001 thousand for the three months ended March 31, 2021. The increase was primarily due to an increase in ITSQuest and SheWorks related revenues of $1,319 thousand and $232 thousand, respectively, for the three months ended March 31, 2022. The increase in ITSQuest was mainly because the State of New Mexico was still in a COVID-19 related lockdown during the three months ended March 31, 2021, which negatively impacted our ability to generate revenues in relation to our contracts with customers located in the State of New Mexico. COVID-19 related lockdowns had dissipated or were not in effect during the three months ended March 31, 2022, which resulted in a higher demand for ITSQuest staffing services in those locations as compared to the same period in the prior year. The increase in SheWorks was a result of increased female engagement in the workplace, which we believe will increase and become a continuing trend in the corporate environment going forward as female workforce participation and higher education opportunities increase.

SaaS. Subscription revenues decreased by $45 thousand, or 92% to $4 thousand for the three months ended March 31, 2022. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns revenues were $4,139 thousand, for the three months ended March 31, 2022, compared to $0, for the three months ended March 31, 2021. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. Unicorns revenues of $4,139 thousand for the three months ended March 31, 2022, corresponded to the two episodes that were distributed during that same period. The Company did not record revenue during the three months ended March 31, 2021, as there were no episodes distributed during that period and the Company did not acquire Unicorns until April 2021.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three months ended March 31,
	2022	2021	Change ($)	Change (%)
TAAS cost of revenues	$3,582,807	2,245,682	1,337,125	60%
SAAS cost of revenues	297	16,921	(16,624)	(98)%
Unicorns cost of revenues	11,821	-	11,821	N/A
Total Cost of Revenues	$3,594,925	$2,262,603	$1,332,322	59%

Total cost of revenues increased by $1,332 thousand, or 59%, to $3,595 thousand for the three months ended March 31, 2022.

TaaS. TAAS cost of revenues increased by $1,337 thousand, or 60%, to $3,583 thousand. The increase was mainly due to a proportional increase in TAAS revenues.

Unicorns. Unicorns cost of revenues was $12 thousand, for the three months ended March 31, 2022, compared to $0, for the three months ended March 31, 2021. Except for production costs of $12 thousand incurred and recorded during the three months ended March 31, 2022, the cost of revenues of the two episodes distributed during the three months ended March 31, 2022 were mainly incurred and recorded while the episodes were in production during the year ended December 31, 2021, subsequent to Unicorns acquisition in April 2021. No other episodes were produced during each of the three months ended March 31, 2022 and 2021. According to the Company’s accounting policy, Unicorns capitalizes production costs, to the extent it expects to recover such costs. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. As of Unicorns acquisition date in April 2021, December 31, 2021 and March 31, 2022, the Company did not capitalize any costs of revenues for undistributed episodes because of uncertainty about recovery of such costs during the Company’s start-up phase.

General and administrative

General and administrative expenses decreased by $546 thousand, or 14%, to $3,400 thousand for the three months ended March 31, 2022. The decrease was primarily due to decreases in salaries and wages of $444 thousand, stock-based compensation of $343 thousand and accounting services of $53 thousand for the three months ended March 31, 2022. These decreases were partially offset by increases in contractors and professional services of $457 thousand.

Sales and marketing

Sales and marketing expenses decreased by $5,105 thousand, or 74%, to $1,748 thousand for the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company increased their use of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel. Those costs did not recur during the three months ended March 31, 2022, highlighted by a decrease in LinkedIn advertising cost of $3,934 thousand.

Research and development

Research and development expenses decreased by $5 thousand, or 4%, to $123 thousand for the three months ended March 31, 2022. There were no significant internal research and development activities for the three months ended March 31, 2022 and 2021. The cost incurred during each period mainly consisted of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development activities.

Interest income (expense), net

Interest income (expense), net increased by ($75) thousand to ($61) thousand for the three months ended March 31, 2022. The increase was primarily due to interest expense of $61 thousand and $0 during the three months ended March 31, 2022 and 2021, respectively, in relation to the unsecured notes, all of which were issued after March 31, 2021. Interest income of $13 thousand during the three months ended March 31, 2021, was earned in connection to a related party promissory note, that was paid off prior to January 1, 2022.

Provision for Income Taxes

	Three months ended March 31,
	2022	2021	Change ($)	Change (%)
Income tax expense	$(180,602)	$(924)	$(179,678)	19,446%
Effective tax rate	93%	0.01%

Income tax expense was $181 thousand for the three months ended March 31, 2022, compared to $1 thousand for the three months ended March 31, 2021. The increase in income tax expense was due an increase in effective tax rate from 0.01% during the three months ended March 31, 2021 to 93% during the three months ended March 31, 2022. The increase in effective tax rate for the three months ended March 31, 2022, as compared to the same period in 2021 was primarily since ITSQuest and Unicorns file tax returns separate from Unicoin Inc. and was not able to utilize Unicoin Inc. net operating losses. In addition, losses generated at Unicorns are subject to an 80% utilization limit.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $9,842 thousand available as of March 31, 2022. Based on currently available capital resources (cash and cash equivalents on hand as of March 31, 2022), we estimate that we would be able to conduct our planned operations for between 3 or 4 additional months without raising additional equity or debt financing. We estimate that at our current cash “burn rate”, the Company will not be able to operate for more than 12 months unless we receive further equity or debt financing of approximately $21,848 thousand. For the period from April 1, 2022 through the date of filing this Quarterly Report on Form 10-Q we have received funding of $6,182 thousand which is used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital.

From January 1, 2022 through the day of this Quarterly Report on Form 10-Q, the Company issued 585,319 additional common stock shares and raised $1,494 thousand in cash proceeds (primarily from sales at $4 per share from Round 5).

From February 7, 2022 through March 31, 2022, the Company issued 1,328,409,000 rights to receive Unicoins (“Unicoin Rights”) to accredited investors and service providers in exchange of consideration consisting of cash, digital assets and services received amounting to approximately $15,093 thousand. The total consideration is based on unaudited preliminary fair values of cash, digital assets and services received. Amounts issued are as follows:

Price	Unicoin Rights	Period	Total Consideration
$0.01	850,030,000	February 2022	$8,500 thousand
$0.01	437,650,000	March 2022	$4,377 thousand
$0.05	37,134,000	March 2022	$1,857 thousand
$0.10	3,595,000	March 2022	$359 thousand
Total	1,328,409,000		$15,093 thousand

Subsequent to March 31, 2022, the Company issued 370 million Unicoin Rights in exchange for consideration of approximately $16,854 thousand including cash of $6,769 thousand, digital assets of $490 thousand and $9,541 thousand in value of services.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of March 31, 2022, the Company recorded a liability of $506 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production- related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $18,949 thousand as of March 31, 2022. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three months ended March 31,
(In thousand)	2022	2021
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(9,054)	$(289)
Net cash provided by (used) in investing activities	(2)	40
Net cash provided by financing activities	17,025	13
Net increase (decrease) in cash and cash equivalents	$7,969	$(236)

Cash Used in Operating Activities

Cash flows used for operating activities increased by ($8,765) thousand to ($9,054) thousand for the three months ended March 31, 2022, compared to ($289) thousand for the three months ended March 31, 2021. Net cash used in operating activities for the three months ended Mach 31, 2022, was due to our net loss of ($375) thousand, adjusted by the non-cash items of ($3,824) thousand and decreases in working capital of ($4,855) thousand. Net cash used in operating activities for the three months ended March 31, 2021, was ($289) thousand, due to our net loss of ($10,127) thousand, adjusted by non-cash items of $186 thousand and an increase in working capital of operating assets and liabilities of $9,651 thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities increased by $17,012 thousand to $17,025 thousand for the three months ended March 31, 2022, compared to $13 thousand for the three months ended March 31, 2021. The increase in cash provided by financing activities was mainly due to the issuance of Unicoin Rights of $15,974 thousand and increase in proceeds from sales of common stock of $1,324 thousand for the three months ended March 31, 2022.

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

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The outbreak of the COVID-19 pandemic has affected the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is uncertain and subject to change. As of the date of this report, the Company's efforts to respond to the challenges presented by the conditions described above have allowed the Company to minimize the impacts of these challenges to its business.

Off-Balance Sheet Arrangements

As of March 31, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies and Estimates

For more information regarding our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies and estimates disclosed in the registration statement on Form 10-12G/A. However, the Company has expanded the description of its accounting policy for Unicorn Hunters Revenue and Non-Cash Receivable and Accounting for Investments in Private Companies in Note 4 – Unicorns Acquisition to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As fully discussed in the Company’s audited financial statements for the years ended December 31, 2021 and 2020, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU 2016-02, entities are required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s consolidated balance sheets for both finance and operating leases. Topic 842 is effective for the Company beginning January 1, 2022 in connection with the issuance of its annual financial statements for the year ended December 31, 2022 and for interim periods beginning with its quarterly condensed consolidated financial statements for the three months ended March 31, 2023. Since the standard is effective January 1, 2022, but is not required to be reflected in quarterly condensed consolidated financial statements until the first quarter of 2023, the comparative condensed consolidated financial statements for the first quarter of 2022 to be included with the condensed consolidated financial statements for the first quarter of 2023 may differ from these condensed consolidated financial statements as a result of recognition of assets and liabilities for the rights and obligations created by the Company’s leases.

Recent accounting pronouncements

See “Significant Accounting Policies” in Note 2 of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $9,842 thousand available as of March 31, 2022, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Foreign Currency Exchange Risk

Our reporting currency is the United States dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales internationally. Therefore, our revenue is not currently subject to significant foreign currency risk, but that may change in the future. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending March 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of March 31, 2022, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of March 31, 2022, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management's evaluation during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our registration statement on Form 10-12G/A (the “Risk Factors”). These Risk Factors could materially affect our business, financial condition and future results. These Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions - Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,691	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,276		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,148,529		12/1/20 to 7/31/21	Rule 506(c); Reg. S
$3.00	1,877,356		7/31/21 to 8/7/21	Rule 506(c); Reg. S
$4.00	1,107,628		12/1/20 to 8/5/22	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Agreed Value At Issuance, Per Share	Common Stock Shares Issued	Dates	Exemption
$1.00	6,500,000	11/25/20	Section 4(a)(2)

Capital Raising Transaction – Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through March, 11, 2022 (the last date we issued unsecured promissory notes) are as follows:

Minimum Price	Total Amount Sold	Interest Rate	Dates	Exemption
$1,000	$1,264,000	20.0%	6/3/21 to 3/11/22	Rule 506(c); Reg. S

Capital Raising Transaction – Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive Unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to such investors pursuant to the private placement of rights in exchange of cash and digital assets through the day of this Quarterly Report on Form 10-Q are as follows:

Price Paid Per Unicoin Right	Total Number of Unicoin Rights Sold	Dates	Exemption
$0.01	1,406,180,000	2/24/22 to 10/4/22	Rule 506(c); Reg. S
$0.05	54,014,000	3/12/22 to 7/29/22	Rule 506(c); Reg. S
$0.10	125,033,111	3/18/22 to present	Rule 506(c); Reg. S
$0.20	330,000	9/8/22 to present	Rule 506(c); Reg. S

Pursuant to the deferred payment option plan discussed in Note 16 – Subsequent Events of “Notes to Condensed Consolidated Financial Statements,” included in Item 1 of this Quarterly Report on Form 10-Q, beginning in August 2022, investors signed agreements to purchase approximately 2.0 billion Unicoin Rights. As of the date of this Quarterly Report on Form 10-Q the Company has not collected consideration from these purchase agreements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between Unicoin Inc., Unicorns, Inc. and Alexander Konanykhin*
10.2	Share Exchange Agreement, dated November 19, 2020, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.3	Loan Agreement and Promissory Note, dated October 24, 2020, by and between Unicoin Inc. and Silvina Moschini*
10.4	Termination of the Loan Agreement and Promissory Note, dated April 28, 2021, by and between Unicoin Inc. and Silvina Moschini*
10.5	Share Transfer Agreement, dated January 1, 2018, by and between Unicoin Inc. and KMGI Studios, Inc.*
10.6	Share Transfer Agreement, dated January 1, 2018, by and between Unicoin Inc. and Maria Silvina Moschini.*
10.7	Amendment No. 1 to Termination of Loan Agreement and Promissory Note, dated July 2, 2021, by and between Unicoin Inc. and Silvina Moschini*
10.10	Advisory Service Agreement dated May 1, 2021 by and between Unicoin Inc. and Red River Associates, LLC.*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unicoin Inc.

Date: October 28, 2022	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer