Form 10-Q
period 2022-06-30
Unicoin Inc.
filed 2022-10-31
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$1,844,286	$1,872,529
Accounts receivable, net
Trade receivables payable in cash	2,328,028	2,221,639
Unicorn Hunters non-cash receivables (Note 4)	8,420,000	4,281,000
Prepaid expenses and other current assets	1,566,620	214,633
Indemnification asset	4,389,727	4,389,727
TOTAL CURRENT ASSETS	18,548,661	12,979,528
Property and equipment, net	54,583	5,322
Goodwill	3,865,695	3,865,695
Intangible assets, net	4,262,649	3,634,679
TOTAL ASSETS	$26,731,588	$20,485,224
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,762,693	$1,920,087
Income tax payable	90	90
Accrued expenses	2,322,736	2,374,258
Accrued payroll liabilities	637,369	417,300
Deferred revenue	104,790	51,030
ITSQuest tax liability	4,389,727	4,389,727
Short-term debt	919,000	1,216,000
Other current liabilities	464,012	898,298
TOTAL CURRENT LIABILITIES	10,600,417	11,266,790
Deferred income tax liability, net	1,097,049	1,097,049
Unicoin Rights financing obligation (Note 8)	27,348,575	-
TOTAL LIABILITIES	39,046,041	12,363,839

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 772,742,352 and 767,525,220 issued; 734,069,873 and 732,251,471 outstanding, net of treasury stock at June 30, 2022 and December 31 2021, respectively	772,742	767,525
Treasury stock, at cost; 38,672,479 and 35,273,749 shares at June 30, 2022 and December 31, 2021, respectively	(3,054,185)	(2,714,312)
Additional paid-in capital	72,777,431	71,041,101
Accumulated deficit	(80,590,620)	(59,946,592)
TOTAL TRANSPARENTBUSINESS STOCKHOLDERS’ EQUITY (DEFICIT)	(10,094,632)	9,147,722
Noncontrolling interest	(2,219,821)	(1,026,337)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,314,453)	8,121,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,731,588	$20,485,224

See accompanying notes to the unaudited condensed consolidated financial statements

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUES	$4,860,714	$3,900,032	$13,592,784	$6,950,463
COST OF REVENUES	9,074,444	7,942,606	12,669,369	10,205,209
GROSS PROFIT (LOSS)	(4,213,730)	(4,042,574)	923,415	(3,254,746)
OPERATING COSTS AND EXPENSES
General and administrative	4,670,846	4,847,114	8,070,650	8,792,819
Sales and marketing	12,458,119	2,764,345	14,206,122	9,617,300
Research and development	126,703	165,227	249,401	293,376
TOTAL OPERATING COSTS AND EXPENSES	17,255,668	7,776,686	22,526,173	18,703,495
LOSS FROM OPERATIONS	(21,469,398)	(11,819,260)	(21,602,758)	(21,958,241)
Interest income (expense), net	(57,386)	4,239	(118,845)	17,847
Other expense, net	(586)	(870)	(616)	(1,287)
LOSS BEFORE INCOME TAXES	(21,527,370)	(11,815,891)	(21,722,219)	(21,941,681)
Income tax benefit (expense)	65,309	(7,996)	(115,293)	(8,920)
NET LOSS AND COMPREHENSIVE LOSS	$(21,462,061)	$(11,823,887)	$(21,837,512)	$(21,950,601)
Less: net loss attributable to the noncontrolling interest	(2,173,258)	(1,778,748)	(1,193,484)	(2,534,457)
NET LOSS ATTRIBUTABLE TO TRANSPARENTBUSINESS	$(19,288,803)	$(10,045,139)	$(20,644,028)	$(19,416,144)

Net loss per share attributable to TransparentBusiness, basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.03)
Weighted average common shares outstanding used to compute basic and diluted loss per share	734,018,271	726,375,940	733,516,974	726,742,756

See accompanying notes to the unaudited condensed consolidated financial statements

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Transparent Business Stockholders’ Equity	Transparent Business Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2020	751,489,686	$751,489	$35,595,322	(26,379,012)	$(1,114,312)	$(20,981,710)	$14,250,789	$3,679,513	$17,930,302
Issuance of common stock	24,333	24	12,976	-	-	-	13,000	-	13,000
Stock-based compensation expense	-	-	97,775	-	-	-	97,775	-	97,775
Exercise of stock options and warrants	800,000	800	(720)	-	-	-	80	-	80
Common stock issued for services	1,320,740	1,321	(37,544)	-	-	-	(36,223)	-	(36,223)
Net loss	-	-	-	-	-	(9,371,005)	(9,371,005)	(755,709)	(10,126,714)
Balance as of March 31, 2021	753,634,759	$753,634	$35,667,809	(26,379,012)	$(1,114,312)	$(30,352,715)	$4,954,416	$2,923,804	$7,878,220
Issuance of common stock	8,995,117	8,995	17,755,563	-	-	-	17,764,558	-	17,764,558
Stock-based compensation expense	-	-	90,938	-	-	-	90,938	-	90,938
Repurchase of common stock (Note 15)	-	-	-	(1,500,000)	(285,000)	-	(285,000)	-	(285,000)
Exercise of stock options and warrants	108,330	108	(98)	-	-	-	10	-	10
Common stock issued for services	32,246	32	(65,205)	-	-	-	(65,173)	-	(65,173)
Noncontrolling interest (Note 4)	-	-	-	-	-	-	-	2,500	2,500
Net loss	-	-	-	-	-	(10,045,139)	(10,045,139)	(1,778,748)	(11,823,887)
Balance as of June 30, 2021	762,770,452	762,769	53,449,007	(27,879,012)	(1,399,312)	(40,397,854)	12,414,610	1,147,556	13,562,166

Balance as of December 31, 2021	767,525,220	$767,525	$71,041,101	(35,273,749)	$(2,714,312)	$(59,946,592)	$9,147,722	$(1,026,337)	$8,121,385
Issuance of common stock	398,596	399	1,359,469	-	-	-	1,359,868	-	1,359,868
Stock-based compensation expense	-	-	66,114	-	-	-	66,114	-	66,114
Repurchase of common stock	-	-	-	(3,398,730)	(339,873)	-	(339,873)	-	(339,873)
Exercise of stock options and warrants	4,478,730	4,479	1,524	-	-	-	6,003	-	6,003
Common stock issued for services	273,702	273	197,348	-	-	-	197,621	-	197,621
Non-cash dividend (Note 9)	-	-	(68,510)	-	-	-	(68,510)	-	(68,510)
Net loss	-	-	-	-	-	(1,355,225)	(1,355,225)	979,774	(375,451)
Balance as of March 31, 2022	772,676,248	$772,676	$72,597,046	(38,672,479)	$(3,054,185)	$(61,301,817)	$9,013,720	$(46,563)	$8,967,157
Issuance of common stock	66,104	66	133,935	-	-	-	134,001	-	134,001
Stock-based compensation expense	-	-	50,990	-	-	-	50,990	-	50,990
Non-cash dividend (Note 9)	-	-	(4,540)	-	-	-	(4,540)	-	(4,540)
Net loss	-	-	-	-	-	(19,288,803)	(19,288,803)	(2,173,258)	(21,462,061)
Balance as of June 30, 2022	772,742,352	772,742	72,777,431	(38,672,479)	(3,054,185)	(80,590,620)	(10,094,632)	(2,219,821)	(12,314,453)

See accompanying notes to the unaudited condensed consolidated financial statements

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,837,512)	$(21,950,601)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	117,427	123,540
Operating expenses paid with Unicoin Rights	7,933,025	-
Noncash consideration from customers of Unicorns, Inc.	(4,139,000)	-
Impairment of digital assets	617,173	-
Depreciation and amortization expense	178,866	177,367
Changes in operating assets and liabilities:
Trade receivables payable in cash	(106,389)	(826,078)
Receivables from affiliates	-	950
Prepaid expenses	(824,531)	(2,204,518)
Other assets	(527,456)	134,202
Accounts payable	(157,394)	1,078,963
Accrued expenses and payroll liabilities	89,846	4,318,978
Deferred revenue	53,760	(2,183)
Other liabilities	(434,286)	450,699
Net cash used in operating activities	(19,036,471)	(18,698,681)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of related party promissory note	-	200,000
Purchase of property and equipment	(50,759)	(2,995)
Net cash provided by (used in) investing activities	(50,759)	197,005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	48,000	349,846
Payment of short-term debt	(345,000)	-
Proceeds from sales of Unicoin Rights	18,218,967	-
Proceeds from sales of common stock	1,470,890	17,747,558
Repurchase of common stock	(339,873)	-
Proceeds from exercise of stock options and warrants	6,003	90
Net cash provided by financing activities	19,058,987	18,097,494

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(28,243)	$(404,182)
CASH AND CASH EQUIVALENTS—Beginning of period	1,872,529	9,961,817
CASH AND CASH EQUIVALENTS—End of period	$1,844,286	$9,557,635

NONCASH INVESTING AND FINANCING ACTIVITIES:
Market value of digital assets received as proceeds from sales of common stock (Notes 5 and 9)	$22,980	$30,000
Market value of digital assets received as proceeds from sales of Unicoin Rights (Notes 5 and 8)	1,399,530	-
Common stock received in payment of related party promissory note (1,500,000 shares) (Note 15)	-	285,000
Non-cash dividend of Unicoin Rights (730,503,862 rights) (Notes 8 and 9)	73,050	-

See accompanying notes to the unaudited condensed consolidated financial statements.

TransparentBusiness, Inc. AND SUBSIDIARIES

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021 AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

The Company has incurred net losses of ($21,838) thousand and ($21,951) thousand and used cash in operating activities of ($19,036) thousand and ($18,699) thousand for the six months ended June 30, 2022 and 2021 and has an accumulated deficit of ($80,591) thousand and ($59,947) thousand as of June 30, 2022 and December 31, 2021, respectively, and expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of TransparentBusiness, Inc., its wholly owned subsidiaries, SheWorks! and Yandiki, as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest which is 51% owned, the minority interest is reflected in the consolidated financial statements as non-controlling interest (“NCI”). As more fully discussed in Note 4 – Unicorns Acquisition, Unicorns was consolidated prior to it being acquired in April 2021 because it is a VIE under common control. The Unicorns NCI was 100% prior to the April acquisition and 33.33% subsequent to the April 2021 acquisition.

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

During the three months ended June 30, 2022 two customers accounted for 14% and 11% of the Company’s total revenue. These customers accounted for 5% and 6% of total customer receivables, as of June 30, 2022. During the three months ended June 30, 2021 two customers accounted for 11% and 16% of the Company’s total revenue. These customers accounted for 2% and 5% of total customer receivables as of December 31, 2021, respectively. During the six months ended June 30, 2022 two customers accounted for 29% and 10% of the Company’s total revenue. These customers accounted for 36% and 6% of total customer receivables, as of June 30, 2022. During the six months ended June 30, 2021 two customers accounted for 15% and 13% of the Company’s total revenue. These customers accounted for 2% and 5% of total customer receivables as of December 31, 2021, respectively.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies that were disclosed in its audited consolidated financial statements for the years ended December 31, 2021 and 2020. However, the Company has expanded the description of its accounting policy for Unicorn Hunters Revenue and Non-Cash Receivables and Accounting for Investments in Private Companies in Note 4 - Unicorns Acquisition.

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

Refer to Note 6 – Segment Information for disaggregated revenue information.

Deferred revenue

The Company had deferred revenue of $104.8 thousand and $51.0 thousand as of June 30, 2022 and December 2021, respectively. The amount of revenue recognized in the first half of fiscal 2022 and 2021, that was included in deferred revenue at the beginning of the periods, was $19.6 thousand and $2.2 thousand, respectively.

Reclassification of Operating Costs and Expenses:

During the three months ended June 30, 2022, the Company reclassified certain operating costs and expenses within the consolidated statements of operations and comprehensive loss. Prior-period amounts were revised to conform with the current presentation. These changes have no impact on the Company’s previously reported consolidated net loss, loss per share, total operating expenses, financial position, or cash flows. The reclassifications result from refinement of the Company’s approach to allocation of operating costs and expenses based on departments. This refined methodology resulted in a reduction of general and administrative expense and increases in sales and marketing expense and research and development.

The classification of Operating Cost and Expenses included in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and June 30, 2021 conforms to the refined methodology described above. However, since the reclassification affects amounts included in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 respectively, which were previously reported in Form 10-12GA filed on August 13, 2022, the impact of those changes is presented below:

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

The following table is a summary of financial assets and liabilities measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of June 30, 2022

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Cash held by financial institutions	$1,771,543	$1,771,543	$-	$-	$1,771,543
Money market funds	72,743	72,743	-	-	72,743

As of December 31, 2021

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Cash held by financial institutions	$1,299,808	$1,299,808	$-	$-	$1,299,808
Money market funds	572,721	572,721	-	-	572,721

Assets Measured at Fair Value on a Non-Recurring Basis

As discussed in Note 2, consideration from Unicorns customers generally includes a commitment to issue stock options or warrants from customers who appear on the Unicorn Hunters show. This non-cash consideration is recognized in accounts receivable at the estimated fair values at or near the dates of contract inception using Level 3 inputs. The fair value of these commitments, as well as the options or warrants of private companies, held upon settlement of such receivables, as measured using Level 3 inputs, may fluctuate as discussed in the Company’s accounting policy for private company investments, which is included in Note 4 below. Certain other items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

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

Unicorns was consolidated in the Company’s financial statements, prior to it being acquired in April 2021, as an entity under common control with the Company. The Unicorns NCI was 100% prior to the April 2021 acquisition because the Company didn’t own any shares of Unicorns stock. Subsequent to issuance of 66.67% of Unicorns shares to the Company in April 2021, the NCI decreased from 100% to 33.33%.

In accordance with ASC 810 – Consolidations, the Company initially measured the assets and liabilities of Unicorns, including the NCI, at their previous carrying amounts because Unicorns and the Company are under common control.

The Company’s consolidated balance sheets included the following assets and liabilities of Unicorns, after eliminations, as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$253,757	$230,059
Accounts receivable, net
Trade receivables payable in cash	6,000	-
Unicorn Hunters non-cash receivables	8,420,000	4,281,000
Prepaid expenses and other current assets	171,633	46,273
Property and equipment, net	48,082	-
Total assets	8,899,472	4,557,332

Liabilities
Accounts payable	$66,404	$-
Accrued expenses	62,099	86,996
Total liabilities	128,503	86,996

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended a line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding was provided by TransparentBusiness to Unicorns to fund the production related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, totalled $25,345 thousand and $16,775 thousand as of June 30, 2022 and December 31, 2021, respectively.

As more fully discussed in Note 6 – Segment Information, Unicorns is a separate reportable segment for the Company. Refer to Note 6 for revenues, cost of revenues and gross profit related to Unicorns.

Unicorns NCI

The NCI of Unicorns as of June 30, 2021 was negative $2,491 thousand which consisted of 100% of the loss for the first quarter of 2021 and 33.33% of the net loss for the second quarter of 2021 plus $2.5 thousand which represents 33.33% of the $7.5 thousand par value of Unicorns common stock. The Unicorns net loss for the year ended December 31, 2021 was $12,336 thousand of which $4,608 thousand related to the NCI resulting in a negative NCI balance of $4,606 thousand as of December 31, 2021. The Unicorns net loss for the six months ended June 30, 2022 was $4,089 thousand of which $1,363 thousand related to the NCI resulting in a negative NCI balance of $5,969 thousand as of June 30, 2022.

Unicorn Hunters Revenue and Non-Cash Receivables

Revenue and accounts receivable for Unicorns generally consists of the fair value of stock options or warrants committed from companies that have appeared on the Unicorn Hunters show. The options or warrants underlying the commitments typically have a term of five to ten years and accounts receivable are recorded at the estimated fair value of such options or warrants as determined at contract inception. The estimated fair value of stock options and warrants, expected to be received as consideration, is dependent on the fair value of the underlying equity of each privately held presenting company.

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

Accounting for Investments in Private Companies

In accordance with ASC 321 “Investments-Equity Securities” (“ASC 321”), equity securities for which the Company has no significant influence (generally less than a 20% ownership interest), and which do not have readily determinable fair values, are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investments of the same issuer. All gains and losses on investments in equity securities are recognized in the consolidated statements of operations.

The Company regularly reviews such equity securities for impairment based on a qualitative assessment which includes, but is not limited to (i) significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee, (ii) significant adverse changes in the regulatory, economic or technological environment of the investee and (iii) significant adverse changes in the general market condition of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, (v) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies, or non-compliance with statutory capital requirements or debt covenants. If an equity security is impaired, an impairment loss is recognized in the consolidated statements of operations equal to the difference between the fair value of the investment and its carrying amount. If such impairment is determined prior to receiving options or warrants to be received as consideration for Unicorns customer contracts, the related loss on impairment is reflected as bad debt expense. As of June 30, 2022, all such commitments to issue options or warrants remain classified in accounts receivable and no impairment or bad debt expense have been recorded to-date.

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

During the three months ended June 30, 2022 and 2021, the Company received digital assets of $270 thousand and zero, respectively, as consideration from certain investors. During the six months ended June 30, 2022 and 2021, the Company received digital assets of $1,423 thousand and $30 thousand, respectively, as consideration from certain investors. These digital assets included Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC) and Bitcoin Cash (BCH). As shown in the tables below, these digital assets were transferred to the Company in exchange for TransparentBusiness common stock or rights to purchase Unicoins issued by the Company. Unicoins are more fully discussed in Note 2 and Note 8.

During the three months ended June 30, 2022 and 2021, the Company recorded $613 thousand and zero, respectively, of impairment losses on digital assets. During the six months ended June 30, 2022 and 2021, the Company recorded $617 thousand and zero, respectively, of impairment losses on digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations.

The table below summarizes the carrying values of the Company’s digital asset holdings as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Bitcoin (BTC)	$367,016	$167,795
Ethereum (ETH)	128,150	24,365
Litecoin (LTC)	17,210	3,482
USD Coin (USDC)	508,587	42,331
Dai (DAI)	19,800	-
Bitcoin Cash (BCH)	2,547	-
	$1,043,310	$237,973

The table below summarizes the Company’s digital asset activity for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$1,386,407	$30,000	$237,973	$-
Received as consideration in sales of common stock	-	-	22,980	30,000
Received as consideration in sales of Unicoin rights	270,326	-	1,399,530	-
Impairments recorded	(613,423)	-	(617,173)	-
Ending balance	$1,043,310	$30,000	$1,043,310	$30,000

The market value of digital assets, based on quoted prices on active exchanges, was approximately $1,107 thousand and $373 thousand as of June 30, 2022 and December 31, 2021, respectively.

To date, the Company has not sold any digital assets, converted any into fiat currency nor used any as payment to vendors. The Company may use cryptocurrencies as payment to vendors for goods or services from time to time in the future. The Company’s policy is to compute resulting gains or losses by subtracting the then-current carrying value from the realized proceeds or the fair value of cryptocurrencies on the goods or services transaction date or the fair value of the goods or services received in exchange for cryptocurrencies, if more readily determinable. Any such transactions will be handled through Coinbase, the third-party custodian and exchange platform the Company utilizes to store its digital assets and facilitate transactions. The transfer of control and transaction date would be based on the transaction date as indicated in Coinbase exchange platform. The gain or loss will be determined for each digital asset purchase separately in accordance with first in first out (FIFO) method of accounting.

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,
	2022			2021
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,463,870	$388,823	$4,852,693	$3,833,431	$15,773	$3,849,204
Subscription revenues	494	7,527	8,021	1,493	49,335	50,828
Unicorn Hunters	-	-	-	-	-	-
Total revenues	$4,464,364	$396,350	$4,860,714	$3,834,924	$65,108	$3,900,032

	Six Months Ended June 30,
	2022			2021
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$8,824,134	$617,786	$9,441,920	$6,831,956	$18,495	$6,850,451
Subscription revenues	848	11,016	11,864	3,650	96,362	100,012
Unicorn Hunters	-	4,139,000	4,139,000	-	-	-
Total revenues	$8,824,982	$4,767,802	$13,592,784	$6,835,606	$114,857	$6,950,463

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$8,021	$4,852,693	$-	$4,860,714
Cost of revenues	573	3,703,279	5,370,592	9,074,444
Gross profit	7,448	1,149,414	(5,370,592)	(4,213,730)

	Three months ended June 30, 2021
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$50,828	$3,849,204	$-	$3,900,032
Cost of revenues	27,852	2,985,631	4,929,123	7,942,606
Gross profit	22,976	863,573	(4,929,123)	(4,042,574)

	Six months ended June 30, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$11,864	$9,441,920	$4,139,000	$13,592,784
Cost of revenues	870	7,286,086	5,382,413	12,669,369
Gross profit	10,994	2,155,834	(1,243,413)	923,415

	Six months ended June 30, 2021
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$100,012	$6,850,451	$-	$6,950,463
Cost of revenues	44,773	5,231,313	4,929,123	10,205,209
Gross profit	55,239	1,619,138	(4,929,123)	(3,254,746)

There were no material transactions between reportable segments during the six months ended June 30, 2022 and 2021.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 7 – DEBT

As more fully described below, the Company’s short-term debt as of June 30, 2022 and December 31, 2021 totalled $919 thousand and $1,216 thousand, respectively. The Company did not hold any long-term debt as of June 30, 2022 or December 31, 2021.

Unsecured Notes

From June 3, 2021 through November 23, 2021 the Company issued 89 private placement unsecured promissory notes with aggregate principal amount of $1,216 thousand and interest of 20.0% per annum, payable at maturity (the “Unsecured Notes”) resulting in an outstanding balance of $1,216 thousand as of December 31, 2021.

During the six months ended June 30, 2022, additional five Unsecured Notes with aggregate principal amount of $48 thousand were issued and Unsecured Notes with aggregate principal amount of $345 thousand were redeemed resulting in an ending balance of $919 thousand as of June 30, 2022.

The Unsecured Notes mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted. The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As of June 30, 2022, $871 thousand of Unsecured Notes are due and payable during the second half of 2022 and $48 thousand are due and payable during the first half of 2023, to the extent holders do not elect to extend one additional year.

Unsecured Notes interest expense of $57 thousand $119 thousand was incurred during the three and six months ended June 30, 2022 and was recorded as accrued expenses in the consolidated balance sheets. No interest was incurred during the six months ended June 30, 2021.

No significant third-party financing costs were incurred because the Company managed issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of June 30, 2022 and December 31, 2021 approximates the carrying amounts.

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

During the six months ended June 30, 2022, the Company issued rights to acquire 2.7 billion Unicoins in exchange for $17,943 thousand in cash, $1,400 thousand in digital assets (Note 5), $7,894 thousand of services from vendors, $39 thousand of services from employees, contractors and directors and $73 thousand which was recorded as a dividend to company stockholders (Note 9).

As of June 30, 2022, the Company held approximately $276 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in accrued liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoin Rights on the condensed consolidated statements of cash flows. As discussed in Note 16, additional rights to acquire Unicoins were issued subsequent to June 30, 2022.

The Company accounts for Unicoin Rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged (i.e., in the form of cash or services) for rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. As of June 30, 2022 the outstanding financing obligation related to Unicoin Rights Issued was $27,349 thousand.

As of June 30, 2022 and through the date of filing, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what amount, or on what terms, Unicoins will be available to be issued, if ever. As of June 30, 2022, as the Unicoins do not exist, and any amounts received for Unicoins are not considered equity or revenue, management determined that 100% of the obligation of $27,349 thousand is a liability to be settled by through the issuance of Unicoins, or through other means if Unicoins are never issued. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statement of operations upon settlement.

NOTE 9 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares with 772,742,352 shares and 767,525,220 shares of common stock issued and with 734,069,873 shares and 732,251,471 shares outstanding, net of treasury stock, as of June 30, 2022 and December 31, 2021, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended June 30, 2022 and 2021, the Company raised cash proceeds of $134 thousand and $17,765 thousand, respectively, through a series of equity funding rounds as follows:

	Three Months Ended June 30, 2022
Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - Round 3b	2	$0.30	$1
Plus: Stock issues - Round 4a	60,500	2.00	121,000
Plus: Stock issues - Round 4b	(3,000)	3.00	(9,000)
Plus: Stock issues - Round 5	5,698	3.86	22,000
Total stock issues	63,200		$134,001

	Three Months Ended June 30, 2021
Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - Round 3a	95,000	$0.20	$19,000
Plus: Stock issues - Round 3d	5,000	$1.00	5,000
Plus: Stock issues - Round 4a	8,870,279	$2.00	17,740,558
Total stock issues	8,970,279		$17,764,558

For the six months ended June 30, 2022 and 2021, the Company raised $1,494 thousand and $17,778 thousand, respectively, through a series of equity funding rounds as presented below. Proceeds for the six months ended June 30, 2022 and 2021 included digital assets of $23 thousand and $30 thousand, respectively.

	Six Months Ended June 30, 2022
Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - Round 3b	2	$0.50	$1
Plus: Stock issues - Round 4a	90,000	2.00	180,000
Plus: Stock issues - Round 4b	24,001	3.00	72,000
Plus: Stock issues - Round 5	343,311	3.62	1,241,868
Total stock issues	457,314		$1,493,869

	Six Months Ended June 30, 2021
Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - Round 3a	95,000	$0.20	$19,000
Plus: Stock issues - Round 3b	3,333	0.30	1,000
Plus: Stock issues - Round 3d	25,000	0.68	17,000
Plus: Stock issues - Round 4a	8,870,279	2.00	17,740,558
Total stock issues	8,993,612		$17,777,558

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

Repurchases of Common Stock

During the six months ended June 30, 2022 the Company repurchased 3,398,730 shares in exchange for $340 thousand. Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of June 30, 2022.

Shares of common stock reserved for future issuance are as follows:

	June 30, 2022	December 31, 2021
Stock options outstanding (Note 10)	55,535,881	58,737,070
Warrants for common stock (Note 11)	10,310,000	11,570,000
Restricted stock units (Note 10)	529,697	788,797

Dividend of Unicoins

In connection with a February 10, 2022 board consent, the Company declared a non-cash dividend of one Unicoin Right per each common share of record held on February 10, 2022. A total of 730,503,862 Unicoin Rights were issued as non-cash dividends aggregating to $73 thousand, or $0.0001 per share and was recorded as a reduction of additional paid-in-capital and an increase to the Unicoin Rights liability in the Company’s consolidated balance sheet. The dividend was recorded as a reduction of additional paid-in-capital because the Company is in a retained deficit position.

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

Stock Options

The Company recorded zero and $7 thousand of stock-based compensation expense relating to stock option awards during the three months ended June 30, 2022 and 2021, respectively. The Company recorded $11 thousand and $89 thousand of stock-based compensation expense relating to stock option awards during the six months ended June 30, 2022 and 2021, respectively. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the unit.

The following is a summary of stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2022	58,737,070	$0.029	7.58	$58,764,812
Granted	17,541	1.030
Exercised	(3,218,730)	0.002		3,280,250
Ending balance June 30, 2022	55,535,881	0.031	7.11	48,919,823
Vested and exercisable as of June 30, 2022	55,535,881	$0.031	7.11	$48,919,823

The assumptions used to determine stock-based compensation expense for the six months ended June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Fair value of common stock	$0.91 - $0.94	$0.39 - $0.52
Expected term (in years)	10	10
Volatility	58.00% - 59.00%	52.40% - 57.70%
Risk-free rate	2.30% - 2.90%	1.47% - 1.75%
Dividend yield	-	-

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

The following is a summary of RSU activity for the six months ended June 30, 2022:

	Liability Classified	Equity Classified	Total	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2022	172,247	616,550	788,797
Granted	-	15,135	15,135	$0.98
Vested	(99,534)	(174,168)	(273,702)
Forfeited	-	(533)	(533)
Ending balance - June 30, 2022	72,713	456,984	529,697

The Company recorded $52 thousand and $432 thousand of stock-based compensation expense relating to RSU’s during the three months ended June 30, 2022 and 2021, respectively. The Company recorded $106 thousand and $758 thousand of stock-based compensation expense relating to RSU’s during six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022 and 2021 substantially all stock-based compensation expense was classified as general and administrative expense.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of June 30, 2022 and December 31, 2021 all warrants were classified as equity.

The table below summarizes warrant activity for the six months ended June 30, 2022:

	Number of Warrants	Weighted- Average Grant-Date Fair Value
Beginning balance as of January 1, 2022	11,570,000	$0.02
Granted	-	-
Exercised	(1,260,000)	0.02
Forfeited	-	-
Ending balance as of June 30, 2022	10,310,000	$0.02

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

Net loss per share for the three and six months ended June 30 2022 and 2021 was computed as follows:

	Three months ended June 30,		Six months ended June 30,
Basic and Diluted:	2022	2021	2022	2021
Numerator:
Net loss attributable to TransparentBusiness per consolidated statements of operations	$(19,288,803)	$(10,045,139)	$(20,644,028)	$(19,416,144)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	734,018,271	726,375,940	733,516,974	726,742,756
Net loss per common shares, basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.03)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options outstanding (Note 10)	55,535,881	47,285,400	55,535,881	47,285,400
Warrants for common stock (Note 11)	10,310,000	12,570,000	10,310,000	12,570,000
Restricted stock units (Note 10)	529,697	1,034,070	529,697	1,034,070

NOTE 13 – INCOME TAXES

The Company’s effective tax rate was (0.30)% and 0.07% for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 0.53% and 0.04% for the six months ended June 30, 2022 and 2021, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return. During the six months ended June 30, 2022 and 2021, there were no significant changes to the total amount of unrecognized tax benefits.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its consolidated business, financial condition, operation results or cash flows.

The Company engages in operating leases primarily for the purpose of leasing office space to conduct day-to-day operations. Expenses incurred related to operating leases was $140 thousand and $130 thousand for the six months ended June 30, 2022 and 2021, respectively.

Future minimum annual payments required under operating leases as of June 30, 2022 is as follows:

Years Ended December 31,	Amount
2022 (July through December)	$116,972
2023	37,229
2024	-
2025	-
2026	-
After 2026	-
Total	$154,201

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

Related Party Promissory Note

On October 24, 2020, the Company entered into a one-year Loan Agreement and Promissory Note (“Loan Agreement”) for $1,700 thousand with the current President of the Company (the “Borrower”). The Loan Agreement accrues interest at 3.06% per annum. The loan was collateralized by 3,400,000 shares of TransparentBusiness common stock owned by Ms. Moschini. Using funds provided by this loan, Ms. Moschini acquired a residential real estate property in Miami, Florida and the Company used the property for corporate purposes. During the six months ended June 30, 2021, $485 thousand of the $1,700 principal balance was repaid through a cash payment of $200 thousand and relinquishment of 1,500,000 shares of TransparentBusiness common stock valued at $0.19 per share based on a third-party valuation report. On July 2, 2021, the remaining principal balance of $1,215 thousand was repaid through relinquishment of an additional 6,394,737 shares which were valued at $0.19 per share based on a third-party valuation report. During the six months ended June 30, 2021 the Company recognized $17 thousand in interest income related to the Loan Agreement. Upon repayment of the loan, the space reverted to Ms. Moschini’s personal use. The receipt of shares was included with repurchases of common stock in the consolidated statement of changes in stockholders’ equity (deficit).

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

Pursuant to the terms of the installment payment plan, both the pledged collateral and the Unicoin Rights being purchased under the installment plan will be forfeited to the Company if the investor fails to make any of the five annual installment payments. The Company is currently evaluating the accounting for sales of Unicoin Rights under the deferred payment option to determine the potential impact of the installment sales, and the collateral terms, on its financial position, results of operations and cash flows and related disclosures. Subsequent to June 30, 2022, investors signed agreements to purchase approximately 2.0 billion Unicoin Rights under this deferred payment option.

Additionally subsequent to June 30, 2022, the Company issued 83.4 million Unicoin Rights in exchange for consideration of approximately $4,708 thousand including cash of $2,665 thousand, digital assets of $219 thousand and $1,771 thousand in value of services. Additional Unicoin Rights with estimated value of $53 thousand were issued to Company employees and non-employees.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022 and 2021 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Six months ended June 30,
	2022	% of Total Revenue	2021	% of Total Revenue
REVENUES:
Staffing revenues	$9,441,920	69%	$6,850,451	99%
Subscription revenues	11,864	-	100,012	1%
Unicorns revenues	4,139,000	30%	-	-
Total Revenues	13,592,784	100%	6,950,463	100%
COST OF REVENUES:
Staffing cost of revenues	7,286,086	54%	5,231,313	75%
Subscription cost of revenues	870	-	44,773	1%
Unicorns cost of revenues	5,382,413	40%	4,929,123	71%
Total Cost of Revenues	12,669,369	93%	10,205,209	147%
GROSS PROFIT (LOSS)	923,415	7%	(3,254,746)	(47)%
OPERATING COSTS AND EXPENSES
General and administrative	8,070,650	59%	8,792,819	127%
Sales and marketing	14,206,122	105%	9,617,300	138%
Research and development	249,401	2%	293,376	4%
TOTAL OPERATING COSTS AND EXPENSES	22,526,173	166%	18,703,495	269%
LOSS FROM OPERATIONS	(21,602,758)	(159)%	(21,958,241)	(316)%
Interest income (expense), net	(118,845)	(1)%	17,847	-
Other expense, net	(616)	-	(1,287)	-
LOSS BEFORE INCOME TAXES	(21,722,219)	(160)%	(21,941,681)	(316)%
Income tax expense	(115,293)	(1)%	(8,920)	-
NET LOSS AND COMPREHENSIVE LOSS	(21,837,512)	(161)%	(21,950,601)	(316)%
Less: net income (loss) attributable to the noncontrolling interest	(1,193,484)	(9)%	(2,534,457)	(36)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(20,644,028)	(152)%	$(19,416,144)	(279)%

Revenues

The following table presents our revenue for the periods indicated.

	Six months ended June 30,
	2022	2021	Change ($)	Change (%)
TAAS revenues	$9,441,920	$6,850,451	$2,591,469	38%
SAAS revenues	11,864	100,012	(88,148)	(88)%
Unicorns revenues	4,139,000	-	4,139,000	N/A
Total Revenues	$13,592,784	$6,950,463	$6,642,321	96%

Total revenues increased by $6,642 thousand, or 96%, to $13,593 thousand for the six months ended June 30, 2022, from $6,950 thousand for the six months ended June 30, 2021.

TaaS. TAAS revenues increased by $2,591 thousand, or 38%, to $9,442 thousand for the six months ended June 30, 2022, from $6,850 thousand for the six months ended June 30, 2021. The increase was primarily due to increases in ITSQuest and SheWorks related revenues of $1,749 thousand and $758 thousand, respectively, for the six months ended June 30, 2022. The increase in ITSQuest was mainly because the State of New Mexico was still in a COVID-19 related lockdown during the six months ended June 30, 2021, which negatively impacted our ability to generate revenues in relation to our contracts with customers located in the State of New Mexico. COVID-19 related lockdowns had dissipated or were not in effect during the six months ended June 30, 2022, which resulted in a higher demand for ITSQuest staffing services in those locations as compared to the same period in the prior year. The increase in SheWorks was a result of increased female engagement in the workplace, which we believe will increase and become a continuing trend in the corporate environment going forward as female workforce participation and higher education opportunities increase.

SaaS. Subscription revenues decreased by $88 thousand, or 88% to $12 thousand for the six months ended June 30, 2022. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns revenues were $4,139 thousand, for the six months ended June 30, 2022, compared to $0, for the six months ended June 30, 2021. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. Unicorns revenues of $4,139 thousand for the six months ended June 30, 2022, corresponded to the two episodes that were distributed during the six months ended June 30, 2022. The Company distributed four episodes during the six months ended June 30, 2021; however, as part of initial brand building campaign, no revenue was generated by these four episodes.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Six months ended June 30,
	2022	2021	Change ($)	Change (%)
TAAS cost of revenues	$7,286,086	5,231,313	2,054,773	39%
SAAS cost of revenues	870	44,773	(43,903)	(98)%
Unicorns cost of revenues	5,382,413	4,929,123	453,290	9%
Total Cost of Revenues	$12,669,369	$10,205,209	$2,464,160	24%

Total cost of revenues increased by $2,464 thousand, or 24%, to $12,669 thousand for the six months ended June 30, 2022.

TaaS. TAAS cost of revenues increased by $2,055 thousand, or 39%, to $7,286 thousand. The increase was mainly due to a proportional increase in TAAS revenues.

Unicorns. Unicorns cost of revenues increased by $453 thousand or 9%, to $5,382 thousand for the six months ended June 30, 2022. Unicorn Hunters produced 5 episodes during the six months ended June 30, 2022, none of which were released by June 30, 2022. Unicorn Hunters produced 5 episodes during the six months ended June 30, 2021, of which 4 episodes were distributed during that same period. Per the accounting policy, Unicorns capitalizes production costs, to the extent the Company expects to recover such costs. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. As of Unicorns acquisition date in April 2021, June 30, 2021, December 31, 2021 and June 30, 2022, the Company did not capitalize any costs of revenues based on the uncertainty as to whether the costs of such episodes was recoverable during the Company’s start-up phase.

General and administrative

General and administrative expenses decreased by $722 thousand, or 8%, to $8,071 thousand for the six months ended June 30, 2022. The decrease was primarily due to a decrease in wages and salaries of $548 thousand, a decrease in accounting service of $1,185 thousand and a decrease in stock-based compensation of $733 thousand. These decreases were partially offset by an increase in contractors and professional services of $730 thousand, an increase in conference and convention costs of $546 thousand and an increase in travel and entertainment of $474 thousand for the six months ended June 30, 2022.

Sales and marketing

Sales and marketing expenses increased by $4,589 thousand, or 48%, to $14,206 thousand for the six months ended June 30, 2022. Unicorns was acquired midway through the six months ended June 30, 2021, which resulted in an increase in sales marketing cost when compared to the six months ended June 30, 2022 of $1,268 thousand. In addition, the Company recorded expenses of $1,014 thousand in relation to advertising and marketing services paid in exchange for Unicoin Rights during the six months ended June 30, 2022, there were no such expenses incurred during the six months ended June 30, 2021. The remaining increase was primarily due to increases in use of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel.

Research and development

Research and development expenses decreased by $44 thousand, or 15%, to $249 thousand for the six months ended June 30, 2022. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development. Internally developed software costs for internal use are not material and expensed as they are incurred.

Interest income (expense), net

Interest income (expense), net increased by ($137) thousand to ($119) thousand for the six months ended June 30, 2022. The increase was primarily due to interest expense of $119 thousand and $1 thousand during the six months ended June 30, 2022 and 2021, respectively, in relation to the unsecured notes, the majority of which were issued after June 30, 2021. Interest income of $18 thousand during the six months ended June 30, 2021, was earned in connection to a related party promissory note.

Provision for Income Taxes

	Six months ended June 30,
	2022	2021	Change ($)	Change (%)
Income tax expense	$(115,293)	$(8,920)	$(106,373)	1,193%
Effective tax rate	0.53%	0.04%

Income tax expense was $115 thousand for the six months ended June 30, 2022, compared to $9 thousand for the six months ended June 30, 2021. The increase in income tax expense was due to an increase in effective tax rate from 0.04% during the six months ended June 30, 2021 to 0.53% during the six months ended June 30, 2022. The increase in effective tax rate for the six months ended June 30, 2022, as compared to the same period in 2021 was primarily since ITSQuest files tax returns separate from Unicoin Inc. and is not able to utilize Unicoin Inc. net operating losses.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2022 and 2021 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for the ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three months ended June 30,
	2022	% of Total Revenues	2021	% of Total Revenues
REVENUES
Staffing revenues	$4,852,693	100%	$3,849,204	99%
Subscription revenues	8,021	-	50,828	1%
Unicorns revenues	-	-	-	-
Total Revenues	4,860,714	100%	3,900,032	100%
COST OF REVENUES
Staffing cost of revenues	3,703,279	76%	2,985,631	77%
Subscription cost of revenues	573	-	27,852	1%
Unicorns cost of revenues	5,370,692	110%	4,929,123	126%
Total Cost of Revenues	9,074,444	187%	7,942,606	204%
GROSS PROFIT (LOSS)	(4,213,730)	(87)%	(4,042,574)	(104)%
OPERATING COSTS AND EXPENSES
General and administrative	4,670,846	96%	4,847,112	124%
Sales and marketing	12,458,119	256%	2,764,347	71%
Research and development	126,703	3%	165,227	4%
TOTAL OPERATING COSTS AND EXPENSES	17,255,668	355%	7,776,686	199%
LOSS FROM OPERATIONS	(21,469,398)	(442)%	(11,819,260)	(303)%
Interest income (expense), net	(57,386)	(1)%	4,239	-
Other expense, net	(586)	-	(870)	-
LOSS BEFORE INCOME TAXES	(21,527,370)	(443)%	(11,815,891)	(303)%
Income tax benefit (expense)	65,309	1%	(7,996)	-
NET LOSS AND COMPREHENSIVE LOSS	(21,462,061)	(442)%	(11,823,887)	(303)%
Less: net loss attributable to the noncontrolling interest	(2,173,258)	(45)%	(1,778,748)	(46)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(19,288,803)	(397)%	$(10,045,139)	(258)%

Revenues

The following table presents our revenue for the periods indicated.

	Three months ended June 30,
	2022	2021	Change ($)	Change (%)
TAAS revenues	$4,852,693	$3,849,204	$1,003,489	26%
SAAS revenues	8,021	50,828	(42,807)	(84)%
Unicorns revenues	-	-	-	-
Total Revenues	$4,860,714	$3,900,032	$960,682	25%

Total revenues increased by $961 thousand, or 25%, to $4,861 thousand for the three months ended June 30, 2022, from $3,900 thousand for the three months ended June 30, 2021.

TaaS. TAAS revenues increased by $1,003 thousand, or 26%, to $4,853 thousand for the three months ended June 30, 2022, from $3,849 thousand for the three months ended June 30, 2021. The increase was primarily due to increases in SheWorks and ITSQuest related revenues of $527 thousand and $430 thousand, respectively, for the three months ended June 30, 2022. The increase in ITSQuest was mainly because the State of New Mexico was still in a COVID-19 related lockdown during the three months ended June 30, 2022, which negatively impacted our ability to generate revenues in relation to our contracts with customers located in the State of New Mexico. COVID-19 related lockdowns had dissipated or were not in effect during the three months ended June 30, 2022, which resulted in a higher demand for ITSQuest staffing services in those locations as compared to the same period in the prior year. The increase in SheWorks was a result of increased female engagement in the workplace, which we believe will increase and become a continuing trend in the corporate environment going forward as female workforce participation and higher education opportunities increase.

SaaS. Subscription revenues decreased by $43 thousand, or 84% to $8 thousand for the three months ended June 30, 2022. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. There were no episodes distributed during the three months ended June 30, 2022. The Company distributed four episodes during the three months ended June 30, 2021; however, as part of a brand building campaign, no revenue was generated during the show’s first four episodes.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three months ended June 30,
	2022	2021	Change ($)	Change (%)
TAAS cost of revenues	$3,703,279	2,985,631	717,648	24%
SAAS cost of revenues	573	27,852	(27,279)	(98)%
Unicorns cost of revenues	5,370,592	4,929,123	441,469	9%
Total Cost of Revenues	$9,074,444	$7,942,606	$1,131,838	14%

Total cost of revenues increased by $1,132 thousand, or 14%, to $9,074 thousand for the three months ended June 30, 2022.

TaaS. TAAS cost of revenues increased by $718 thousand, or 24%, to $3,703 thousand. The increase was mainly due to a proportional increase in TAAS revenues.

SaaS. Subscription revenues decreased by $27 thousand, or 98% to $1 thousand for the three months ended June 30, 2022. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns cost of revenues for the three months ended June 30, 2021 increased by $441 thousand or 9%, to $5,371 thousand for the three months ended June 30, 2022. Unicorn Hunters produced 5 episodes during the three months ended June 30, 2022, none of which were released by June 30, 2022. Unicorn Hunters produced 5 episodes during the three months ended June 30, 2021, of which 4 episodes were distributed during the three months ended June 30, 2021. Per the accounting policy, Unicorns capitalizes production costs, to the extent the Company expects to recover such costs. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. As of Unicorns acquisition date in April 2021, December 31, 2021, March 31, 2022 and June 30, 2022, the Company did not capitalize any costs of revenues based on the uncertainty as to whether the costs of such episodes was recoverable during the Company’s start-up phase.

General and administrative

General and administrative expenses decreased by $176 thousand, or 4%, to $4,671 thousand for the three months ended June 30, 2022. The decrease was primarily due to a decrease in stock-based compensation expense of $390 thousand and a decrease in employee compensation of $104 thousand for the three months ended June 30, 2022. These decreases were partially offset by an increase in contractors & professional services of $330 thousand for the three months ended June 30, 2022.

Sales and marketing

Sales and marketing expenses increased by $9,694 thousand, or 351%, to $12,458 thousand for the three months ended June 30, 2022. Overall, the Company shifted its sales and marketing strategy for the three months ended June 30, 2022 to incorporate significant spending in third-party agencies focusing on marketing, advertising and branding, which accounted for an increase in sales and marketing expenses of $8,570 thousand when compared to the three months ended June 30, 2021. In addition, the Company recorded expenses of $1,014 thousand in relation to advertising and marketing services paid in exchange for Unicoin Rights during the three months ended June 30, 2022, there were no such expenses incurred during the three months ended June 30, 2021. The remaining increase was primarily due to increases in use of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel.

Research and development

Research and development expenses decreased by $39 thousand, or 23% to $127 thousand for the three months ended June 30, 2022. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development. Internally developed software costs for internal use are not material and expensed as they are incurred.

Interest income (expense), net

Interest income (expense), net increased by ($62) thousand to ($57) thousand for the three months ended June 30, 2022. The increase was primarily due to interest expense of $65 thousand and $1 thousand during the three months ended June 30, 2022 and 2021, respectively, in relation to the unsecured notes, the majority of which were issued after June 30, 2021. Interest income of $4 thousand during the three months ended June 30, 2021, was earned in connection to a related party promissory note.

Provision for Income Taxes

	Three months ended June 30,
	2022	2021	Change ($)	Change (%)
Income tax (expense) benefit	$65,309	$(7,996)	$73,305	(917)%
Effective tax rate	(0.30)%	0.07%

Income tax benefit was $65 thousand for the three months ended June 30, 2022, compared to an income tax expense of ($8) thousand for the three months ended June 30, 2021. The Company’s effective tax rate was (0.30%) and 0.07% during the three months ended June 30, 2022 and 2021, respectively. The Company recorded a full valuation allowance against its otherwise recognizable deferred income tax assets, except for deferred taxes related to ITSQuest, a majority owned company. The Company’s deferred tax assets principally result from net operating loss carryforwards.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $1,844 thousand available as of June 30, 2022. Based on currently available capital resources (cash and cash equivalents on hand as of June 30, 2022), we estimate that we would be able to conduct our planned operations for between one or two additional months without raising additional equity or debt financing. We estimate that at our current cash “burn rate”, the Company will not be able to operate for more than 12 months unless we receive further equity or debt financing of approximately $16,723 thousand. For the period from July 1, 2022 through the date of filing this Quarterly Report on Form 10-Q we have received funding of $2,932 thousand which is used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion that that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital.

From January 1, 2022 through the day of this Quarterly Report on Form 10-Q, the Company issued 585,319 additional common stock shares and raised $1,494 thousand in cash proceeds (primarily from sales at $4 per share from Round 5).

From February 7, 2022 through June 30, 2022, the Company issued 1,608,838,109 rights to receive Unicoins (“Unicoin Rights”) to accredited investors and service providers in exchange of consideration consisting of cash, digital assets and services received amounting to approximately $27,237 thousand. The total consideration is based on unaudited preliminary fair values of cash, digital assets and services received. Amounts issued are as follows:

Price	Unicoin Rights	Period	Total Consideration
$0.010	850,030,000	February 2022	$8,500 thousand
$0.010	437,650,000	March 2022	$4,377 thousand
$0.050	37,134,000	March 2022	$1,857 thousand
$0.100	3,595,000	March 2022	$360 thousand
$0.010	87,400,000	April 2022	$874 thousand
$0.050	7,480,000	April 2022	$374 thousand
$0.100	47,830,000	April 2022	$4,783 thousand
$0.017	11,500,000	April 2022	$196 thousand
$0.010	13,900,000	May 2022	$139 thousand
$0.050	6,900,000	May 2022	$345 thousand
$0.100	6,390,000	May 2022	$639 thousand
$0.017	16,500,000	May 2022	$281 thousand
$0.010	8,500,000	June 2022	$85 thousand
$0.050	2,100,000	June 2022	$105 thousand
$0.100	38,250,000	June 2022	$3,825 thousand
$0.017	33,679,109	June 2022	$497 thousand
Total	1,608,838,109		$27,237 thousand

Subsequent to June 30, 2022, the Company issued 83.4 million Unicoin Rights in exchange for consideration of approximately $4,708 thousand including cash of $2,665 thousand, digital assets of $219 thousand and $1,771 thousand in value of services.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of June 30, 2022, the Company recorded a liability of $306 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production- related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $25,345 thousand as of June 30, 2022. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six months ended June 30,
(In thousand)	2022	2021
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(19,036)	$(18,698)
Net cash provided by (used in) investing activities	(51)	197
Net cash provided by financing activities	19,059	18,097
Net decrease in cash and cash equivalents	$(28)	$(404)

Cash Used in Operating Activities

Cash flows used in operating activities increased by ($338) thousand to ($19,036) thousand for the six months ended June 30, 2022, compared to ($18,698) thousand for the six months ended June 30, 2021. Net cash used in operating activities for the six months ended June 30, 2022, was due to our net loss of ($21,838) thousand, adjusted by non-cash items of $4,708 thousand and decreases in working capital of ($1,906) thousand. Net cash used in operating activities for the six months ended June 30, 2021, was due to our net loss of ($21,951) thousand, adjusted by non-cash items of $301 thousand and increases in working capital of $2,952 thousand.

Cash Provided by (used in) Investing Activities

Net cash flows used in investing activities of ($51) thousand for the six months ended June 30, 2022, compared to net cash flows provided by investing activities of $197 thousand for the six months ended June 30, 2021. For the six months ended June 30, 2022, the Company purchased property and equipment of ($51) thousand. For the six months ended June 30, 2021, the Company received a repayment of a related party promissory note of $200 thousand and purchased property and equipment of ($3) thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities increased by $962 thousand to $19,059 thousand for the six months ended June 30, 2022, compared to $18,097 thousand for the six months ended June 30, 2021. The increase in cash provided by financing activities was mainly due to the issuance of Unicoin Rights of $18,219 thousand, partially offset by a decrease in proceeds from sales of common stock of ($16,277) thousand, an increase in payments of short-term debt of ($345) thousand, an increase in repurchase of common stock of ($340) thousand and a decrease in proceeds from issuance of unsecured notes of ($302) thousand.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $1,844 thousand available as of June 30, 2022, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending June 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of June 30, 2022, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of June 30, 2022, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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