Form 10-Q
period 2022-09-30
Unicoin Inc.
filed 2022-11-14
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 730,637,878 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$1,879,286	$1,872,529
Accounts receivable, net
Trade receivables payable in cash	1,712,102	2,221,639
Unicorn Hunters non-cash receivables (Note 4)	8,189,000	4,281,000
Prepaid expenses and other current assets	1,397,014	214,633
Indemnification asset	4,605,506	4,389,727
TOTAL CURRENT ASSETS	17,782,908	12,979,528
Property and equipment, net	48,924	5,322
Goodwill	3,865,695	3,865,695
Intangible assets, net	3,671,967	3,634,679
Investments in private companies	231,000	-
TOTAL ASSETS	$25,600,494	$20,485,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,716,008	$1,920,087
Income tax payable	90	90
Accrued expenses	2,205,446	2,374,258
Accrued payroll liabilities	785,099	417,300
Deferred revenue	41,896	51,030
ITSQuest tax liability	4,605,506	4,389,727
Short-term debt	708,000	1,216,000
Other current liabilities	578,621	898,298
TOTAL CURRENT LIABILITIES	10,640,666	11,266,790
Deferred income tax liability, net	1,097,049	1,097,049
Unicoin rights financing obligation (Note 8)	31,698,228	-
TOTAL LIABILITIES	43,435,943	12,363,839

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 772,787,799 and 767,525,220 issued; 734,115,220 and 732,251,471 outstanding, net of treasury stock at September 30, 2022 and December 31 2021, respectively	772,787	767,525
Treasury stock, at cost; 38,672,479 and 35,273,749 shares at September 30, 2022 and December 31, 2021, respectively	(3,054,185)	(2,714,312)
Additional paid-in capital	72,787,066	71,041,101
Accumulated deficit	(85,862,465)	(59,946,592)
TOTAL TRANSPARENTBUSINESS STOCKHOLDERS’ EQUITY (DEFICIT)	(15,356,797)	9,147,722
Noncontrolling interest	(2,478,652)	(1,026,337)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(17,835,449)	8,121,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,600,494	$20,485,224

See accompanying notes to the unaudited condensed consolidated financial statements

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUES	$4,995,533	$3,969,012	$18,588,317	$10,919,475
COST OF REVENUES	4,376,840	8,380,794	17,046,209	18,586,003
GROSS PROFIT (LOSS)	618,693	(4,411,782)	1,542,108	(7,666,528)
OPERATING COSTS AND EXPENSES
General and administrative	3,563,994	8,802,125	11,634,644	17,594,944
Sales and marketing	2,370,713	1,848,718	16,576,835	11,466,018
Research and development	113,915	163,404	363,316	456,780
TOTAL OPERATING COSTS AND EXPENSES	6,048,622	10,814,247	28,574,795	29,517,742
LOSS FROM OPERATIONS	(5,429,929)	(15,226,029)	(27,032,687)	(37,184,270)
Interest income (expense), net	(42,272)	(55,926)	(161,117)	(38,079)
Other income (expense), net	(2,591)	179,308	(3,207)	178,021
LOSS BEFORE INCOME TAXES	(5,474,792)	(15,102,647)	(27,197,011)	(37,044,328)
Income tax expense	(55,884)	(9,022)	(171,177)	(17,942)
NET LOSS AND COMPREHENSIVE LOSS	(5,530,676)	(15,111,669)	(27,368,188)	(37,062,270)
Less: Net loss attributable to the noncontrolling interest	(258,831)	(1,723,998)	(1,452,315)	(4,258,455)
NET LOSS ATTRIBUTABLE TO TRANSPARENTBUSINESS	$(5,271,845)	$(13,387,671)	$(25,915,873)	$(32,803,815)

Net loss per share attributable to TransparentBusiness, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Weighted average common shares outstanding used to compute basic and diluted loss per share	734,084,942	729,510,986	733,708,322	727,695,348

See accompanying notes to the unaudited condensed consolidated financial statements

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

							Transparent
							Business	Transparent	Total
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders’ Equity	Business Noncontrolling	Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2020	751,489,686	$751,489	$35,595,322	(26,379,012)	$(1,114,312)	$(20,981,710)	$14,250,789	$3,679,513	$17,930,302
Issuance of common stock	24,333	24	12,976	-	-	-	13,000	-	13,000
Stock-based compensation expense	-	-	97,775	-	-	-	97,775	-	97,775
Exercise of stock options and warrants	800,000	800	(720)	-	-	-	80	-	80
Common stock issued for services	1,320,740	1,321	(37,544)	-	-	-	(36,223)	-	(36,223)
Net loss	-	-	-	-	-	(9,371,005)	(9,371,005)	(755,709)	(10,126,714)
Balance as of March 31, 2021	753,634,759	753,634	35,667,809	(26,379,012)	(1,114,312)	(30,352,715)	4,954,416	2,923,804	7,878,220
Issuance of common stock	8,995,117	8,995	17,755,563	-	-	-	17,764,558	-	17,764,558
Stock-based compensation expense	-	-	90,938	-	-	-	90,938	-	90,938
Repurchase of common stock (Note 15)	-	-	-	(1,500,000)	(285,000)	-	(285,000)	-	(285,000)
Exercise of stock options and warrants	108,330	108	(98)	-	-	-	10	-	10
Common stock issued for services	32,246	32	(65,205)	-	-	-	(65,173)	-	(65,173)
Noncontrolling interest (Note 4)	-	-	-	-	-	-	-	2,500	2,500
Net loss	-	-	-	-	-	(10,045,139)	(10,045,139)	(1,778,748)	(11,823,887)
Balance as of June 30, 2021	762,770,452	762,769	53,449,007	(27,879,012)	(1,399,312)	(40,397,854)	12,414,610	1,147,556	13,562,166
Issuance of common stock	1,909,669	1,911	5,753,320	-	-	-	5,755,231	-	5,755,231
Stock-based compensation expense	-	-	4,027,551	-	-	-	4,027,551	-	4,027,551
Repurchase of common stock (Note 15)	-	-	-	(6,394,737)	(1,215,000)	-	(1,215,000)	-	(1,215,000)
Common stock issued for services	790,757	790	992,775	-	-	-	993,565	-	993,565
Net loss	-	-	-	-	-	(13,387,671)	(13,387,671)	(1,723,998)	(15,111,669)
Balance as of September 30, 2021	765,470,878	$765,470	$64,222,653	(34,273,749)	$(2,614,312)	$(53,785,525)	$8,588,286	$(576,442)	$8,011,844

Balance as of December 31, 2021	767,525,220	$767,525	$71,041,101	(35,273,749)	$(2,714,312)	$(59,946,592)	$9,147,722	$(1,026,337)	$8,121,385
Issuance of common stock	398,596	399	1,359,469	-	-	-	1,359,868	-	1,359,868
Stock-based compensation expense	-	-	66,114	-	-	-	66,114	-	66,114
Repurchase of common stock	-	-	-	(3,398,730)	(339,873)	-	(339,873)	-	(339,873)
Exercise of stock options and warrants	4,478,730	4,479	1,524	-	-	-	6,003	-	6,003
Common stock issued for services	273,702	273	197,348	-	-	-	197,621	-	197,621
Non-cash dividend (Note 9)	-	-	(68,510)	-	-	-	(68,510)	-	(68,510)
Net loss	-	-	-	-	-	(1,355,225)	(1,355,225)	979,774	(375,451)
Balance as of March 31, 2022	772,676,248	772,676	72,597,046	(38,672,479)	(3,054,185)	(61,301,817)	9,013,720	(46,563)	8,967,157
Issuance of common stock	66,104	66	133,935	-	-	-	134,001	-	134,001
Stock-based compensation expense	-	-	50,990	-	-	-	50,990	-	50,990
Non-cash dividend (Note 9)	-	-	(4,540)	-	-	-	(4,540)	-	(4,540)
Net loss	-	-	-	-	-	(19,288,803)	(19,288,803)	(2,173,258)	(21,462,061)
Balance as of June 30, 2022	772,742,352	772,742	72,777,431	(38,672,479)	(3,054,185)	(80,590,620)	(10,094,632)	(2,219,821)	(12,314,453)
Issuance of common stock	251	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	9,680	-	-	-	9,680	-	9,680
Common stock issued for services	45,196	45	(45)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,271,845)	(5,271,845)	(258,831)	(5,530,676)
Balance as of September 30, 2022	772,787,799	$772,787	$72,787,066	(38,672,479)	$(3,054,185)	$(85,862,465)	$(15,356,797)	$(2,478,652)	$(17,835,449)

See accompanying notes to the unaudited condensed consolidated financial statements

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,368,188)	$(37,062,270)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	126,784	4,216,264
Operating expenses paid with Unicoin Rights	9,438,678	-
Noncash consideration from customers of Unicorns, Inc.	(4,139,000)	-
Impairment of digital assets	682,968	-
Realized gain on disposal of digital assets	(43,420)	-
Depreciation and amortization expense	271,206	266,050
Changes in operating assets and liabilities:
Trade receivables payable in cash	509,537	(750,549)
Receivables from affiliates	-	1,635
Prepaid expenses	(206,265)	(2,026,590)
Other assets	(976,116)	123,581
Accounts payable	(204,079)	2,067,955
Accrued expenses and payroll liabilities	2,764	2,348,486
Deferred revenue	(9,134)	(2,183)
Other liabilities	(319,677)	(12,816)
Net cash used in operating activities	(22,233,942)	(30,830,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of related party promissory note	-	200,000
Purchase of property and equipment	(48,759)	(2,995)
Proceeds from sale of digital assets	698,529	-
Net cash provided by investing activities	649,770	197,005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	48,000	1,147,000
Payment of short-term debt	(556,000)	-
Proceeds from sales of Unicoin Rights	20,961,910	-
Proceeds from sales of common stock	1,470,889	23,290,389
Repurchase of common stock	(339,873)	-
Proceeds from exercise of stock options and warrants	6,003	90
Net cash provided by financing activities	21,590,929	24,437,479

NET DECREASE IN CASH AND CASH EQUIVALENTS	$6,757	$(6,195,953)
CASH AND CASH EQUIVALENTS—Beginning of period	1,872,529	9,961,817
CASH AND CASH EQUIVALENTS—End of period	$1,879,286	$3,765,864

NONCASH INVESTING AND FINANCING ACTIVITIES:
Market value of digital assets received as proceeds from sales of common stock (Notes 5 and 9)	$22,980	$242,400
Market value of digital assets received as proceeds from sales of private placement unsecured notes (Notes 5 and 7)	-	25,000
Market value of digital assets received as proceeds from sales of Unicoin Rights (Notes 5 and 8)	1,618,434	-
Common stock received in payment of related party promissory note (7,894,737 shares) (Note 15)	-	1,500,000
Non-cash dividend of Unicoin Rights (730,503,862 rights) (Notes 8 and 9)	73,050	-
Receipt of private company equity securities previously classified as Unicorn Hunters non-cash receivables (Note 4)	231,000	-

See accompanying notes to the unaudited condensed consolidated financial statements.

TransparentBusiness, Inc. AND SUBSIDIARIES

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company has incurred net losses of ($25,916) thousand and ($32,804) thousand and used cash in operating activities of ($22,234) thousand and ($30,830) thousand for the nine months ended September 30, 2022 and 2021 and has an accumulated deficit of ($85,862) thousand and ($59,947) thousand as of September 30, 2022 and December 31, 2021, respectively, and expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

During the three months ended September 30, 2022 one customer accounted for 14% of the Company’s total revenue. This customer accounted for 4% of total customer receivables, as of September 30, 2022. During the three months ended September 30, 2021 there were no customers who accounted for more than 10% of the Company’s total revenue. During the nine months ended September 30, 2022 two customers accounted for 21% and 10% of the Company’s total revenue. These customers accounted for 40% and 4% of total customer receivables, as of September 30, 2022. During the nine months ended September 30, 2021 there were no customers who accounted for more than 10% of the Company’s total revenue.

The Share Exchange Agreement we entered into in order to acquire a majority stake in ITSQuest contains a contingent divestiture provision whereby if TransparentBusiness does not engage in a public offering of its securities at a price of at least $10 per share on or before December 31, 2022, then TransparentBusiness will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of TransparentBusiness received pursuant to the Exchange Agreement. Such an event would cause the loss of ITSQuest-associated revenue to TransparentBusiness while resulting in the Company having issued equity to the ITSQuest founders for only nominal consideration. As of the date of this filing, management was engaged in negotiations with the founders of ITSQuest to amend the terms of this contingent divestiture provision. Management’s estimate of the fair value of the contingent divestiture remains unchanged compared to the value estimated on the acquisition date.

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

Lease Accounting

As more fully discussed in the Company’s audited financial statements for the years ended December 31, 2021 and 2020, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU 2016-02, entities are required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s consolidated balance sheets for both finance and operating leases. Topic 842 is effective for the Company beginning January 1, 2022 in connection with the issuance of its annual financial statements for the year ended December 31, 2022 and for interim periods beginning with its quarterly financial statements for the three months ended March 31, 2023. Because the standard is effective January 1, 2022, but is not required to be reflected in quarterly financial statements until the first quarter of 2023, the comparative financial statements for the quarterly periods of 2022, to be included with the financial statements for the quarterly periods of 2023, may differ from these financial statements as a result of recognition of assets and liabilities for the rights and obligations created by the Company’s leases and the related amortization of those rights and obligations.

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

Refer to Note 6 – Segment Information for disaggregated revenue information.

Deferred revenue

The Company had deferred revenue of $41.9 thousand and $51.0 thousand as of September 30, 2022 and December 2021, respectively. The amount of revenue recognized during the nine months ended September 30, 2022 and 2021, that was included in deferred revenue at the beginning of the periods, was $51.0 thousand and $2.2 thousand, respectively.

Reclassification of Operating Costs and Expenses:

During the three months ended June 30, 2022, the Company reclassified certain operating costs and expenses within the consolidated statements of operations and comprehensive loss. Prior-period amounts were revised to conform with the current presentation. The changes had no impact on the Company’s previously reported consolidated net income (loss), total operating expenses, financial position, or cash flows. The reclassifications resulted from a refinement of the Company’s approach to allocation of expenses to its departments. This refined methodology resulted in a reduction of general and administrative expense and increases in sales and marketing expense and research and development. The classification of Operating Cost and Expenses included in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and September 30, 2021 conforms to the refined methodology described above.

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

The following table is a summary of financial assets and liabilities measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of September 30, 2022

	Carrying Value	Level 1	Level 2	Level 3	Total
Asset Description
Money market funds	$7,819	$7,819	$-	$-	$7,819

As of December 31, 2021

	Carrying Value	Level 1	Level 2	Level 3	Total
Asset Description
Money market funds	$572,721	$572,721	$-	$-	$572,721

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

NOTE 4 – UNICORNS ACQUISITION

Unicorns Acquisition

In April 2021, Alex Konanykhin, founder of Unicorns, a Nevada corporation, transferred 50,000,001 shares of common stock to TransparentBusiness out of the 75,000,000 shares it had issued to date. TransparentBusiness became a majority owner of Unicorns, obtaining a 66.67% interest. In addition to the Company’s 66.67% interest in Unicorns, 20,000,000 shares of Unicorns or 26.7% are held by officers and directors of the Company. This consists of 5,000,000 shares or 6.67% held by Alex Konanykhin, CEO of TransparentBusiness, 5,000,000 shares or 6.67% held by Silvina Moschini, President of TransparentBusiness, 2,500,000 shares or 3.33% held by Andrew Winn, CFO of TransparentBusiness and 7,500,000 shares or 10.00% held by Moe Vela, who served as a TransparentBusiness director from February 2019 to July 2022. The remaining 5,000,000 shares, or 6.67%, are held by Craig Plestis, Executive Producer of the Unicorn Hunters show. Because the same related party shareholder group owned a majority of the voting shares of both companies prior to and after the issuance of shares to TransparentBusiness, Unicorns and the Company are considered to be entities under common control.

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

The Company’s consolidated balance sheets included the following assets and liabilities of Unicorns, after eliminations, as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$42,678	$230,059
Accounts receivable, net
Trade receivables payable in cash	6,000	-
Unicorn Hunters non-cash receivables	8,189,000	4,281,000
Investments in private companies	231,000	-
Prepaid expenses and other current assets	126,062	46,273
Property and equipment, net	43,010	-
Total assets	8,637,750	4,557,332

Liabilities
Accounts payable	$25,318	$-
Accrued expenses	31,994	86,996
Total liabilities	57,312	86,996

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended a line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding was provided by TransparentBusiness to Unicorns to fund the production related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, totalled $26,167 thousand and $16,775 thousand as of September 30, 2022 and December 31, 2021, respectively.

As more fully discussed in Note 6 – Segment Information, Unicorn Hunters is a separate reportable segment for the Company. Refer to Note 6 for revenues, cost of revenues and gross profit related to Unicorns.

Unicorns NCI

The NCI of Unicorns as of September 30, 2021 was negative $4,329 thousand which consisted of 100% of the loss for the first quarter of 2021 and 33.33% of the net loss for the second and third quarters of 2021 plus $2.5 thousand which represents 33.33% of the $7.5 thousand par value of Unicorns common stock. The Unicorns net loss for the year ended December 31, 2021 was $12,336 thousand of which $4,608 thousand related to the NCI resulting in a negative NCI balance of $4,606 thousand as of December 31, 2021. The Unicorns net loss for the nine months ended September 30, 2022 was $5,112 thousand of which $1,704 thousand related to the NCI resulting in a negative NCI balance of $6,309 thousand as of September 30, 2022. The negative NCI balance of $2,479 included in the Condensed Consolidated Balance Sheet as of September 30, 2022 includes the positive NCI balance of $3,830 related to ITSQuest in addition to the Unicorns NCI referred to above.

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

Unicorns invoices customers for the number of committed options or warrants, and records the corresponding revenue and accounts receivable, when an episode is distributed for broadcast or streaming. Unicorns receivables are classified as current because the underlying option or warrant certificates are expected to be received within one year of invoicing. Subsequent to issuance of the option or warrant certificates to the Company, the related receivables are reclassified to a long-term asset account representing investments in private company equity securities.

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

As of September 30, 2022, commitments to issue options or warrants of $8,189 thousand and option and warrant certificates for purchase of private company equity securities of $231 thousand were included in the consolidated balance sheet as Unicorn Hunters non-cash receivables and long-term investments in private companies, respectively. As of December 31, 2021, commitments to issue options or warrants of $4,281 thousand were included in the consolidated balance sheet as Unicorn Hunters non-cash receivables and no long-term investments in private companies were held. As of September 30, 2022, to date, no impairment or bad debt expense had been recorded on such long-term investments in private companies or non-cash receivables.

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

During the three months ended September 30, 2022 and 2021, the Company received digital assets of $219 thousand and $237 thousand, respectively, as consideration from certain investors. During the nine months ended September 30, 2022 and 2021, the Company received digital assets of $1,641 thousand and $267 thousand, respectively, as consideration from certain investors. These digital assets included Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC) and Bitcoin Cash (BCH). As shown in the tables below, these digital assets were transferred to the Company in exchange for TransparentBusiness common stock or rights to purchase Unicoins issued by the Company. Unicoins are more fully discussed in Note 2 and Note 8.

During the three months ended September 30, 2022 and 2021, the Company recorded $66 thousand and zero, respectively, of impairment losses on digital assets. During the nine months ended September 30, 2022 and 2021, the Company recorded $683 thousand and zero, respectively, of impairment losses on digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations.

The table below summarizes the carrying values of the Company’s digital asset holdings as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Bitcoin (BTC)	$166,234	$167,795
Ethereum (ETH)	187,106	24,365
Litecoin (LTC)	6,950	3,482
USD Coin (USDC)	157,753	42,331
Dai (DAI)	19,800	-
Bitcoin Cash (BCH)	3,467	-
	$541,310	$237,973

The table below summarizes the Company’s digital asset activity for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$1,043,310	$30,000	$237,973	$-
Received as consideration in sales of common stock	-	212,400	22,980	242,400
Received as consideration in sales of private placement unsecured notes	-	25,000	-	25,000
Received as consideration in sales of Unicoin Rights	218,904	-	1,618,434	-
Net proceeds from disposal of digital assets	(698,529)	-	(698,529)	-
Realized gain on disposal of digital assets	43,420	-	43,420	-
Impairments recorded	(65,795)	-	(682,968)	-
Ending balance	$541,310	$267,400	$541,310	$267,400

The market value of digital assets, based on quoted prices on active exchanges, was approximately $640 thousand and $373 thousand as of September 30, 2022 and December 31, 2021, respectively.

During the three and nine months ended September 30, 2022, the company disposed of Bitcoin digital assets with a carrying value of $656 thousand. Proceeds of $699 thousand consisted of $649 thousand in cash and vendor services of $50 thousand resulting in a gain of $43 thousand. The Company’s computes gains or losses on disposal of digital assets by subtracting the then-current carrying value from the realized proceeds or the fair value of cryptocurrencies on the goods or services transaction date or the fair value of the goods or services received in exchange for cryptocurrencies, if more readily determinable. Transactions are handled through Coinbase, the third-party custodian and exchange platform the Company utilizes to store its digital assets and facilitate transactions. The transfer of control and transaction date are based on the transaction date indicated in Coinbase exchange platform. The gain or loss is determined for each digital asset purchase separately in accordance with first in first out (FIFO) method of accounting. Realized gains and losses are included in operating expenses in the consolidated statements of operations.

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,
	2022			2021
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,612,745	$364,757	$4,977,502	$3,946,356	$9,843	$3,956,199
Subscription revenues	714	3,317	4,031	1,740	11,073	12,813
Unicorn Hunters	-	14,000	14,000	-	-	-
Total revenues	$4,613,459	$382,074	$4,995,533	$3,948,096	$20,916	$3,969,012

	Nine Months Ended September 30,
	2022			2021
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$13,436,879	$982,543	$14,419,422	$10,778,312	$28,338	$10,806,650
Subscription revenues	1,562	14,333	15,895	5,390	107,435	112,825
Unicorn Hunters	-	4,153,000	4,153,000	-	-	-
Total revenues	$13,438,441	$5,149,876	$18,588,317	$10,783,702	$135,773	$10,919,475

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$4,031	$4,977,502	$14,000	$4,995,533
Cost of revenues	(694)	3,810,717	566,817	4,376,840
Gross profit	4,725	1,166,785	(552,817)	618,693

	Three months ended September 30, 2021
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$12,813	$3,956,199	$-	$3,969,012
Cost of revenues	10,197	3,053,987	5,316,610	8,380,794
Gross profit	2,616	902,212	(5,316,610)	(4,411,782)

	Nine months ended September 30, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$15,895	$14,419,422	$4,153,000	$18,588,317
Cost of revenues	176	11,096,803	5,949,230	17,046,209
Gross profit	15,719	3,322,619	(1,796,230)	1,542,108

	Nine months ended September 30, 2021
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$112,825	$10,806,650	$-	$10,919,475
Cost of revenues	54,970	8,285,300	10,245,733	18,586,003
Gross profit	57,855	2,521,350	(10,245,733)	(7,666,528)

There were no material transactions between reportable segments during the nine months ended September 30, 2022 and 2021.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 7 – DEBT

As more fully described below, the Company’s short-term debt as of September 30, 2022 and December 31, 2021 totalled $708 thousand and $1,216 thousand, respectively. The Company did not hold any long-term debt as of September 30, 2022 or December 31, 2021.

Unsecured Notes

From September 3, 2021 through November 23, 2021 the Company issued 89 private placement unsecured promissory notes with aggregate principal amount of $1,216 thousand and interest of 20.0% per annum, payable at maturity (the “Unsecured Notes”) resulting in an outstanding balance of $1,216 thousand as of December 31, 2021. During the nine months ended September 30, 2022, five additional Unsecured Notes with aggregate principal amount of $48 thousand were issued and Unsecured Notes with aggregate principal amount of $556 thousand were redeemed resulting in an ending balance of $708 thousand as of September 30, 2022.

The Unsecured Notes mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted. The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As of September 30, 2022, $38 thousand of Unsecured Notes are due and payable during the remainder of 2022 and $670 thousand are due and payable during 2023, to the extent eligible holders do not elect to extend one additional year.

Unsecured Notes interest expense of $42 thousand $161 thousand was incurred during the three and nine months ended September 30, 2022, respectively. Unsecured Notes interest expense of $57 thousand was incurred during the three and nine months ended September 30, 2021. Accrued interest of $165 thousand and $116 thousand on the Unsecured Notes was recorded as accrued expenses in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

No significant third-party financing costs were incurred because the Company managed issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of September 30, 2022 and December 31, 2021 approximates the carrying amounts.

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

The Company is offering Unicoin Right Certificates with terms and conditions which are set forth in a confidential private placement memorandum dated March 2022 and subsequently updated in September 2022 (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder. Each U.S. domiciled investor in Unicoin Rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act.

During the nine months ended September 30, 2022, the Company issued rights to acquire 2.7 billion Unicoins in exchange for $20,568 thousand in cash, $1,618 thousand in digital assets (Note 5), $9,221 thousand of services from vendors, $65 thousand of services from employees, contractors and directors and $73 thousand which was recorded as a dividend to company stockholders (Note 9).

The Company accounts for Unicoin Rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged (i.e., in the form of cash or services) for rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. As of September 30, 2022 the outstanding financing obligation related to Unicoin Rights Issued was $31,698 thousand. In addition to the amounts described above for Unicoin Rights issued, this liability includes $154 thousand of Unicoin Rights which have been earned by employees and directors but have not yet been issued.

As of September 30, 2022, the Company held approximately $394 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in accrued liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoin Rights on the condensed consolidated statements of cash flows. As discussed in Note 16, additional rights to acquire Unicoins were issued subsequent to September 30, 2022.

As of September 30, 2022 and through the date of filing, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what amount, or on what terms, Unicoins will be available to be issued, if ever. As of September 30, 2022, as the Unicoins do not exist, and any amounts received for Unicoins are not considered equity or revenue, management determined that 100% of the obligation of $31,698 thousand is a liability to be settled by through the issuance of Unicoins, or through other means if Unicoins are never issued. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statement of operations upon settlement.

In August 2022 the Company began offering a deferred payment option to investors in its ongoing Unicoin Rights offering. The deferred payment option permits investors to purchase Unicoin Rights immediately and pay for such Rights in five equal annual installments, with the first installment due one year after the date of purchase. Use of the deferred payment option requires that investors provide collateral to the Company having a value of up to 20% of the total purchase price of the purchased Rights. Collateral can be in the form of TransparentBusiness common shares owned by the investor, Unicoin Rights already owned by the investor, cash, digital assets or other assets with a demonstrable value, at the Company’s discretion, if such assets can be transferred to the Company or a valid lien on such assets can be secured.

Pursuant to the terms of the installment payment plan, both the pledged collateral and the Unicoin Rights being purchased under the installment plan will be forfeited to the Company if the investor fails to make any of the five annual installment payments. As of September 30, 2022 there were no fully executed agreements to acquire Unicorn Rights under this program.

NOTE 9 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares with 772,787,799 shares and 767,525,220 shares of common stock issued and with 734,115,320 shares and 732,251,471 shares outstanding, net of treasury stock, as of September 30, 2022 and December 31, 2021, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended September 30, 2022 and 2021, the Company raised zero and $5,755 thousand, respectively, through a series of equity funding rounds as presented below. Proceeds for the three months ended September 30, 2022 and 2021 included digital assets of zero and $212 thousand, respectively.

	Three Months Ended September 30, 2021
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 3c	10,000	$0.60	$6,000
Round 4a	32,500	2.00	65,000
Round 4b	1,692,320	3.00	5,076,948
Round 5	168,774	3.60	607,283
Total stock issued	1,903,594		5,755,231

For the nine months ended September 30, 2022 and 2021, the Company raised $1,494 thousand and $23,533 thousand, respectively, through a series of equity funding rounds as presented below. Proceeds for the nine months ended September 30, 2022 and 2021 included digital assets of $23 thousand and $242 thousand, respectively.

	Nine Months Ended September 30, 2022
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 3b	2	$0.50	$1
Round 3c	1	-	-
Round 4a	90,000	2.00	180,000
Round 4b	24,001	3.00	72,000
Round 5	343,561	3.61	1,241,868
Total stock issued	457,565		$1,493,869

	Nine Months Ended September 30, 2021
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 3a	95,000	$0.20	$19,000
Round 3b	3,333	0.30	1,000
Round 3c	10,000	0.60	6,000
Round 3d	25,000	0.68	17,000
Round 4a	8,902,779	2.00	17,805,558
Round 4b	1,692,320	3.00	5,076,948
Round 5	168,774	3.60	607,283
Total stock issued	10,897,206		$23,532,789

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

Repurchases of Common Stock

During the nine months ended September 30, 2022 the Company repurchased 3,398,730 shares in exchange for $340 thousand. Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of September 30, 2022.

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2022	2021
Stock options outstanding (Note 10)	55,535,881	58,737,070
Warrants for common stock (Note 11)	10,310,000	11,570,000
Restricted stock units (Note 10)	590,400	788,797

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

Stock Options

The Company recorded $1 thousand and $3,972 thousand of stock-based compensation expense relating to stock option awards during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $12 thousand and $4,061 thousand of stock-based compensation expense relating to stock option awards during the nine months ended September 30, 2022 and 2021, respectively. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the unit.

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2022	58,737,070	$0.029	7.58	$58,764,812
Granted	17,541	1.030
Exercised	(3,218,730)	0.002		3,280,250
Ending balance September 30, 2022	55,535,881	0.031	6.86	20,822,436

Vested and exercisable as of September 30, 2022	55,535,881	$0.031	6.86	$20,822,436

The assumptions used to determine stock-based compensation expense for the nine months ended September 30, 2022 and 2021 were as follows:

	September 30,	September 30,
	2022	2021
Fair value of common stock	$0.40 – $0.94	$0.39 – $0.76
Expected term (in years)	10	10
Volatility	58.00% – 60.00%	52.40% – 57.70%
Risk-free rate	2.30% – 4.20%	1.47% – 1.75%
Dividend yield	-	-

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

The following is a summary of RSU activity for the nine months ended September 30, 2022:

	Liability Classified	Equity Classified	Total	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2022	172,247	616,550	788,797
Granted	-	219,830	219,830	$0.73
Vested	(99,534)	(219,364)	(318,898)
Forfeited	-	(99,329)	(99,329)
Ending balance - September 30, 2022	72,713	517,687	590,400

The Company recorded $9 thousand and $364 thousand of stock-based compensation expense relating to RSU’s during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $115 thousand and $1,122 thousand of stock-based compensation expense relating to RSU’s during nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022 and 2021 substantially all stock-based compensation expense was classified as general and administrative expense.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of September 30, 2022 and December 31, 2021 all warrants were classified as equity.

The table below summarizes warrant activity for the nine months ended September 30, 2022:

	Number of Warrants	Weighted-Average Grant- Date Fair Value
Beginning balance as of January 1, 2022	11,570,000	$0.02
Granted	-
Exercised	(1,260,000)	0.02
Forfeited	-
Ending balance as of September 30, 2022	10,310,000	$0.02

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

Net loss per share for the three and nine months ended September 30 2022 and 2021 was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
Basic and Diluted:	2022	2021	2022	2021
Numerator:
Net loss attributable to TransparentBusiness per consolidated statements of operations	$(5,271,845)	$(13,387,671)	$(25,915,873)	$(32,803,815)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	734,084,942	729,510,986	733,708,322	727,695,348
Net loss per common shares, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options outstanding (Note 10)	55,535,881	53,845,400	55,535,881	53,845,400
Warrants for common stock (Note 11)	10,310,000	12,570,000	10,310,000	12,570,000
Restricted stock units (Note 10)	590,400	811,623	590,400	811,623

NOTE 13 – INCOME TAXES

The Company’s effective tax rate was 1.02% and 0.06% for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 0.63% and 0.05% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return. During the nine months ended September 30, 2022 and 2021, there were no significant changes to the total amount of unrecognized tax benefits.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its consolidated business, financial condition, operation results or cash flows.

The Company engages in operating leases primarily for the purpose of leasing office space to conduct day-to-day operations. Expenses incurred related to operating leases was $223 thousand and $192 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Future minimum annual payments required under operating leases as of September 30, 2022 is as follows:

Years Ended December 31,	Amount
2022 (October through December)	$45,218
2023	37,229
2024	-
2025	-
2026	-
After 2026	-
Total	$82,447

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

Related Party Promissory Note

On October 24, 2020, the Company entered into a one-year Loan Agreement and Promissory Note (“Loan Agreement”) for $1,700 thousand with the current President of the Company (the “Borrower”). The Loan Agreement accrues interest at 3.06% per annum. The loan was collateralized by 3,400,000 shares of TransparentBusiness common stock owned by Ms. Moschini. Using funds provided by this loan, Ms. Moschini acquired a residential real estate property in Miami, Florida and the Company used the property for corporate purposes. During the first half of 2021, $485 thousand of the $1,700 principal balance was repaid through a cash payment of $200 thousand and relinquishment of 1,500,000 shares of TransparentBusiness common stock valued at $0.19 per share based on a third-party valuation report.

During the three months ended September 30, 2022, the remaining principal balance of $1,215 thousand was repaid through relinquishment of an additional 6,394,737 shares which were valued at $0.19 per share based on a third-party valuation report. During the nine months ended September 30, 2021 the Company recognized $17 thousand in interest income related to the Loan Agreement. Upon repayment of the loan, the space reverted to Ms. Moschini’s personal use. The receipt of shares was included with repurchases of common stock in the consolidated statement of changes in stockholders’ equity (deficit).

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

Unicoins Rights Issued

Subsequent to September 30, 2022, the Company issued 21.8 million Unicoin Rights in exchange for consideration of approximately $1,612 thousand including cash of $809 thousand, digital assets of $65 thousand and $738 thousand in value of services. Additional Unicoin Rights with estimated value of $21 thousand were issued to Company employees and non-employees.

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

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

Unicoin Inc.

Unicorn. Inc	ItsQuest	SheWorks!	Yandiki
66.67%	51%	100%	100%

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Thether (USDT) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company has ownership of and control over its digital assets and uses the third-party custodial services of Coinbase Global, Inc (“Coinbase”) which is a publicly traded company that operates a cryptocurrency exchange platform and provides custodial wallets to hold the digital assets. Coinbase provides us protection through dual authentication security. Access is controlled by dual authentication to separate authentication from account access so that two authorized individuals are required to access our accounts. Management monitors transaction and account balances through the Coinbase client portal, as applicable. We also intend to use Coinbase to facilitate the management of Unicoins, which are described below, upon development and launch.

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

We may accept certain cryptocurrencies, such as Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Thether (USDT) among others, as payment for the purchase of Unicoins. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in custodial wallets through Coinbase. Upon future liquidity needs, through Coinbase, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

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

As it relates to the contingent divestiture, in the event that Unicoin Inc. does not conduct a registered public offering of its Common Stock in which the Unicoin Inc. Shares issued to ITSQuest pursuant to the agreement are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share, on or before December 31, 2022, Unicoin Inc. shall transfer to ITSQuest all of Unicoin Inc.’s right, title and interest in the Company Shares, including any Unicoin Inc. Shares that remain subject to the escrow agreement, thus completely divesting itself of all ownership in ITSQuest. Therefore, the Company recorded an estimated contingent divestiture equity of $1,900 thousand. The estimate was calculated by applying a probability model using expected values. The most significant assumption utilized in this model is the probability related to achieving the $10 per share IPO, which had a probability of 0%. In addition, the other significant estimate relates to the estimated value of the stock issued. As of the date of this filing, management was engaged in negotiations with the founders of ITSQuest to amend the terms of this contingent divestiture provision. Management’s estimate of the fair value of the contingent divestiture remains unchanged compared to the value estimated on the acquisition date.

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

Unicorns, Inc.

In April 2021, Alex Konanykhin, founder of Unicorns, a Nevada corporation, issued 50,000,001 shares of Unicorns’ common stock to Unicoin Inc. out of the 75,000,000 shares it had issued to date. Unicoin Inc. became a majority owner of Unicorns, obtaining a 66.67% interest. In addition to the Company’s 66.67% interest in Unicorns, 20,000,000 shares of Unicorns or 26.67% are held by officers and directors of the Company. This consists of 5,000,000 shares or 6.67% held by Alex Konanykhin, CEO of Unicoin Inc., 5,000,000 shares or 6.67% held by Silvina Moschini, President of Unicoin Inc., 2,500,000 shares or 3.33% held by Andrew Winn, CFO of Unicoin Inc. and 7,500,000 shares or 10.00% held by Moe Vela who served as an Unicoin Inc. director from February 2019 to July 2022. The remaining 5,000,000 shares, or 6.66%, are held by Craig Plestis & Chris Wagner, Executive Producers of the Unicorn Hunters show. As such, Unicorns and the Company are under common control.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022 and 2021 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Nine months ended September 30,
	2022	% of Total Revenues	2021	% of Total Revenues
REVENUES:
Staffing revenues	$14,419,422	78%	$10,806,650	99%
Subscription revenues	15,895	-	112,825	1%
Unicorns revenues	4,153,000	22%	-	-
Total Revenues	18,588,317	100%	10,919,475	100%
COST OF REVENUES:
Staffing cost of revenues	11,096,803	60%	8,285,300	76%
Subscription cost of revenues	176	-	54,970	1%
Unicorns cost of revenues	5,949,230	32%	10,245,733	94%
Total Cost of Revenues	17,046,209	92%	18,586,003	170%
GROSS PROFIT (LOSS)	1,542,108	8%	(7,666,528)	(70)%
OPERATING COSTS AND EXPENSES
General and administrative	11,634,644	63%	17,594,944	161%
Sales and marketing	16,576,835	89%	11,466,018	105%
Research and development	363,316	2%	456,780	4%
TOTAL OPERATING COSTS AND EXPENSES	28,574,795	154%	29,517,742	270%
LOSS FROM OPERATIONS	(27,032,687)	(145)%	(37,184,270)	(341)%
Interest income (expense), net	(161,117)	(1)%	(38,079)	-
Other income (expense), net	(3,207)	-	178,021	2%
LOSS BEFORE INCOME TAXES	(27,197,011)	(146)%	(37,044,328)	(339)%
Income tax expense	(171,177)	(1)%	(17,942)	-
NET LOSS AND COMPREHENSIVE LOSS	(27,368,188)	(147)%	(37,062,270)	(339)%
Less: net income (loss) attributable to the noncontrolling interest	(1,452,315)	(8)%	(4,258,455)	(39)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(25,915,873)	(139)%	$(32,803,815)	(300)%

Revenues

The following table presents our revenue for the periods indicated.

	Nine months ended September 30,
	2022	2021	Change ($)	Change (%)
TAAS revenues	$14,419,422	$10,806,650	$3,612,772	33%
SAAS revenues	15,895	112,825	(96,930)	(86)%
Unicorns revenues	4,153,000	-	4,153,000	N/A
Total Revenues	$18,588,317	$10,919,475	$7,668,842	70%

Total revenues increased by $7,669 thousand, or 70%, to $18,588 thousand for the nine months ended September 30, 2022, from $10,919 thousand for the nine months ended September 30, 2021.

TaaS. TAAS revenues increased by $3,613 thousand, or 33%, to $14,419 thousand for the nine months ended September 30, 2022, from $10,807 thousand for the nine months ended September 30, 2021. The increase was primarily due to increases in ITSQuest and SheWorks related revenues of $2,213 thousand and $1,332 thousand, respectively, for the nine months ended September 30, 2022. The increase in ITSQuest was mainly because the State of New Mexico was still in a COVID-19 related lockdown during the majority of the nine months ended September 30, 2021, which negatively impacted our ability to generate revenues in relation to our contracts with customers located in the State of New Mexico. COVID-19 related lockdowns had dissipated or were not in effect during the nine months ended September 30, 2022, which resulted in a higher demand for ITSQuest staffing services in those locations as compared to the same period in the prior year. The increase in SheWorks was a result of increased female engagement in the workplace, which we believe will increase and become a continuing trend in the corporate environment going forward as female workforce participation and higher education opportunities increase.

SaaS. Subscription revenues decreased by $97 thousand, or 86% to $16 thousand for the nine months ended September 30, 2022. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns revenues were $4,153 thousand, for the nine months ended September 30, 2022, compared to $0, for the nine months ended September 30, 2021. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. Unicorns revenues of $4,153 thousand for the nine months ended September 30, 2022, corresponded to the three episodes that were distributed in January 2022, February 2022 and August 2022. The Company distributed six episodes during the nine months ended September 30, 2021; however, as part of the initial brand building campaign, no revenue was generated by these six episodes.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Nine months ended September 30,
	2022	2021	Change ($)	Change (%)
TAAS cost of revenues	$11,096,803	8,285,300	2,811,503	34%
SAAS cost of revenues	176	54,970	(54,794)	(100)%
Unicorns cost of revenues	5,949,230	10,245,733	(4,296,503)	(42)%
Total Cost of Revenues	$17,046,209	$18,586,003	$(1,539,794)	(8)%

Total cost of revenues increased by $1,540 thousand, or 8%, to $17,046 thousand for the nine months ended September 30, 2022.

TaaS. TAAS cost of revenues increased by $2,812 thousand, or 34%, to $11,097 thousand. The increase was mainly due to a proportional increase in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $4,297 thousand or 42%, to $5,949 thousand for the nine months ended September 30, 2022. Unicorn Hunters produced six episodes during the nine months ended September 30, 2022, two of these episodes were released by September 30, 2022. Unicorn Hunters produced ten episodes during the nine months ended September 30, 2021, six of these episodes were distributed by September 30, 2022. Per the accounting policy, Unicorns capitalizes production costs, to the extent the Company expects to recover such costs. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. Since the acquisition of Unicorn Hunters in April 2021, the Company has not capitalize any costs of revenues based on the uncertainty as to whether the costs of such episodes was recoverable during the Company’s start-up phase.

General and administrative

General and administrative expenses decreased by $5,960 thousand, or 34%, to $11,635 thousand for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in stock-based compensation of $5,059 thousand, a decrease in accounting service of $1,759 thousand and a decrease in wages and salaries of $707 thousand. These decreases were partially offset by an increase in contractors and professional services of $659 thousand, an increase in conference and convention costs of $546 thousand and an increase in travel and entertainment of $488 thousand for the nine months ended September 30, 2022.

Sales and marketing

Sales and marketing expenses increased by $5,111 thousand, or 45%, to $16,577 thousand for the nine months ended September 30, 2022. Unicorns, which was acquired midway through the nine months ended September 30, 2021, contributed to an increase in sales marketing cost for the nine months ended September 30, 2022 of $1,507 thousand. In addition, the Company recorded expenses of $2,387 thousand in relation to advertising and marketing services paid in exchange for Unicoin Rights during the nine months ended September 30, 2022, there were no such expenses incurred during the nine months ended September 30, 2021. The remaining increase was primarily due to increases in use of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel.

Research and development

Research and development expenses decreased by $94 thousand, or 21%, to $363 thousand for the nine months ended September 30, 2022. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development. Internally developed software costs for internal use are not material and expensed as they are incurred.

Interest income (expense), net

Interest income (expense), net increased by ($123) thousand to ($161) thousand for the nine months ended September 30, 2022. The increase was primarily due to interest expense of $161 thousand and $56 thousand during the nine months ended September 30, 2022 and 2021, respectively, in relation to the unsecured notes. These unsecured notes were not outstanding through the entire nine months ended September 30, 2021. Interest income of $18 thousand during the nine months ended September 30, 2021, was earned in connection to a related party promissory note.

Provision for Income Taxes

	Nine months ended September 30,
	2022	2021	Change ($)	Change (%)
Income tax expense	$171,177	$17,942	$153,235	854%
Effective tax rate	0.63%	0.05%

Income tax expense was $171 thousand for the nine months ended September 30, 2022, compared to $18 thousand for the nine months ended September 30, 2021. The Company’s effective tax rate was 0.63% and 0.05% during the nine months ended September 30, 2022 and 2021, respectively. The Company recorded a full valuation allowance against its otherwise recognizable deferred income tax assets, except for deferred taxes related to ITSQuest, a majority owned company. The Company’s deferred tax assets principally result from net operating loss carryforwards.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2022 and 2021 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for the ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three months ended September 30,
	2022	% of Total Revenues	2021	% of Total Revenues
REVENUES
Staffing revenues	$4,977,502	100%	$3,956,199	100%
Subscription revenues	4,031	-	12,813	-
Unicorns revenues	14,000	-	-	-
Total Revenues	4,995,533	100%	3,969,012	100%
COST OF REVENUES
Staffing cost of revenues	3,810,717	76%	3,053,987	77%
Subscription cost of revenues	(694)	-	10,197	-
Unicorns cost of revenues	566,817	11%	5,316,610	134%
Total Cost of Revenues	4,376,840	88%	8,380,794	211%
GROSS PROFIT (LOSS)	618,693	12%	(4,411,782)	(111)%
OPERATING COSTS AND EXPENSES
General and administrative	3,563,994	71%	8,802,125	222%
Sales and marketing	2,370,713	47%	1,848,718	47%
Research and development	113,915	2%	163,404	4%
TOTAL OPERATING COSTS AND EXPENSES	6,048,622	121%	10,814,247	272%
LOSS FROM OPERATIONS	(5,429,929)	(109)%	(15,226,029)	(384)%
Interest income (expense), net	(42,272)	(1)%	(55,926)	(1)%
Other expense, net	(2,591)	-	179,308	5%
LOSS BEFORE INCOME TAXES	(5,474,792)	(110)%	(15,102,647)	(381)%
Income tax benefit (expense)	(55,884)	(1)%	(9,022)	-
NET LOSS AND COMPREHENSIVE LOSS	(5,530,676)	(111)%	(15,111,669)	(381)%
Less: net loss attributable to the noncontrolling interest	(258,831)	(5)%	(1,723,998)	(43)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(5,271,845)	(106)%	$(13,387,671)	(337)%

Revenues

The following table presents our revenue for the periods indicated.

	Three months ended September 30,
	2022	2021	Change ($)	Change (%)
TAAS revenues	$4,977,502	$3,956,199	$1,021,303	26%
SAAS revenues	4,031	12,813	(8,782)	(69)%
Unicorns revenues	14,000	-	14,000	N/A
Total Revenues	$4,995,533	$3,969,012	$1,026,521	26%

Total revenues increased by $1,027 thousand, or 26%, to $4,996 thousand for the three months ended September 30, 2022, from $3,969 thousand for the three months ended September 30, 2021.

TaaS. TAAS revenues increased by $1,022 thousand, or 26%, to $4,978 thousand for the three months ended September 30, 2022, from $3,956 thousand for the three months ended September 30, 2021. The increase was primarily due to increases in SheWorks and ITSQuest related revenues of $574 thousand and $464 thousand, respectively, for the three months ended September 30, 2022. The increase in ITSQuest was mainly because the State of New Mexico was still in a COVID-19 related lockdown during the three months ended September 30, 2022, which negatively impacted our ability to generate revenues in relation to our contracts with customers located in the State of New Mexico. COVID-19 related lockdowns had dissipated or were not in effect during the three months ended September 30, 2022, which resulted in a higher demand for ITSQuest staffing services in those locations as compared to the same period in the prior year. The increase in SheWorks was a result of increased female engagement in the workplace, which we believe will increase and become a continuing trend in the corporate environment going forward as female workforce participation and higher education opportunities increase.

SaaS. Subscription revenues decreased by $9 thousand, or 69% to $4 thousand for the three months ended September 30, 2022. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns revenues was $14 thousand for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021. The Company recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. There were two episodes distributed during the three months ended September 30, 2022, none of which generated material revenues. The Company distributed two episodes during the three months ended September 30, 2021; however, as part of a brand building campaign, no revenue was generated from these two episodes.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three months ended September 30,
	2022	2021	Change ($)	Change (%)
TAAS cost of revenues	$3,810,717	3,053,987	756,730	25%
SAAS cost of revenues	(694)	10,197	(10,891)	(107)%
Unicorns cost of revenues	566,817	5,316,610	(4,749,793)	(89)%
Total Cost of Revenues	$4,376,840	$8,380,794	$(4,003,954)	(48)%

Total cost of revenues decreased by $4,004 thousand, or 48%, to $4,377 thousand for the three months ended September 30, 2022.

TaaS. TAAS cost of revenues increased by $757 thousand, or 25%, to $3,811 thousand for the three months ended September 30, 2022. The increase was mainly due to a proportional increase in TAAS revenues.

SaaS. Subscriptions cost of revenues decreased by $11 thousand, or 107% to ($1) thousand for the three months ended September 30, 2022. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns cost of revenues decreased by $4,750 thousand or 89%, to $567 thousand for the three months ended September 30, 2022. Cost of revenues of $567 thousand recorded during the three months ended September 30, 2022 corresponded to finalizing six episodes that were mainly produced by June 30, 2022. Unicorn Hunters produced 5 episodes during the three months ended September 30, 2021. Per the accounting policy, Unicorns capitalizes production costs, to the extent the Company expects to recover such costs. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. Since the acquisition of Unicorn Hunters in April 2021, the Company has not capitalized any costs of revenues based on the uncertainty as to whether the costs of such episodes was recoverable during the Company’s start-up phase.

General and administrative

General and administrative expenses decreased by $5,238 thousand, or 60%, to $3,564 thousand for the three months ended September 30, 2022. The decrease was primarily due to a decrease in stock-based compensation expense of $4,326 thousand and a decrease in accounting service of $573 thousand for the three months ended September 30, 2022.

Sales and marketing

Sales and marketing expenses increased by $522 thousand, or 28%, to $2,371 thousand for the three months ended September 30, 2022. The Company recorded expenses of $1,374 thousand in relation to advertising and marketing services paid in exchange for Unicoin Rights during the three months ended September 30, 2022, there were no such expenses incurred during the three months ended September 30, 2021. This increase was partially offset by decreases in sales & marketing expenses as a result of the Company’s evolving of sales and marketing strategies.

Research and development

Research and development expenses decreased by $49 thousand, or 30% to $114 thousand for the three months ended September 30, 2022. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development. Internally developed software costs for internal use are not material and expensed as they are incurred.

Interest income (expense), net

Interest income (expense), net decreased by $14 thousand to ($42) thousand for the three months ended September 30, 2022. The decrease was primarily due to interest expense of $43 thousand and $56 thousand during the three months ended September 30, 2022 and 2021, respectively, in relation to the unsecured notes, which were partially redeemed during the three months ended September 30, 2022. Interest income of $1 thousand during the three months ended September 30, 2021, was earned in connection to a related party promissory note.

Provision for Income Taxes

	Three months ended September 30,
	2022	2021	Change ($)	Change (%)
Income tax expense	$55,884	$9,022	$46,862	519%
Effective tax rate	1.02%	0.06%

Income tax expense increased by $47 thousand, or 519% to $56 thousand for the three months ended September 30, 2022. The Company’s effective tax rate was 1.02% and 0.06% during the three months ended September 30, 2022 and 2021, respectively. The Company recorded a full valuation allowance against its otherwise recognizable deferred income tax assets, except for deferred taxes related to ITSQuest, a majority owned company. The Company’s deferred tax assets principally result from net operating loss carryforwards.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $1,879 thousand available as of September 30, 2022. Based on currently available capital resources (cash and cash equivalents on hand as of September 30, 2022), we estimate that we would be able to conduct our planned operations for between one or two additional months without raising additional equity or debt financing. We estimate that at our current cash “burn rate”, the Company will not be able to operate for more than 12 months unless we receive further equity or debt financing of approximately $16,688 thousand. For the period from October 1, 2022 through the date of this Quarterly Report on Form 10-Q we have received funding of $499 thousand which is used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion that that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital.

From January 1, 2022 through the day of this Quarterly Report on Form 10-Q, the Company issued 457,565 additional common stock shares and raised $1,494 thousand in cash proceeds (primarily from sales at $4 per share from Round 5).

From February 7, 2022 through September 30, 2022, the Company issued 1,680,155,243 rights to receive Unicoins (“Unicoin Rights”) to accredited investors and service providers in exchange of consideration consisting of cash, digital assets and services received amounting to approximately $31,431 thousand. The total consideration is based on unaudited preliminary fair values of cash, digital assets and services received. Amounts issued are as follows:

Price	Unicoin Rights	Period	Total Consideration
$0.010	850,030,000	February 2022	$8,500 thousand
$0.010	437,650,000	March 2022	$4,377 thousand
$0.050	37,134,000	March 2022	$1,857 thousand
$0.100	3,595,000	March 2022	$360 thousand
$0.010	87,400,000	April 2022	$874 thousand
$0.050	7,480,000	April 2022	$374 thousand
$0.100	47,830,000	April 2022	$4,783 thousand
$0.017	11,500,000	April 2022	$196 thousand
$0.010	13,900,000	May 2022	$139 thousand
$0.050	6,900,000	May 2022	$345 thousand
$0.100	6,390,000	May 2022	$639 thousand
$0.017	16,500,000	May 2022	$281 thousand
$0.010	8,500,000	June 2022	$85 thousand
$0.050	2,100,000	June 2022	$105 thousand
$0.100	38,250,000	June 2022	$3,825 thousand
$0.017	33,679,109	June 2022	$497 thousand
$0.010	2,000,000	July 2022	$20 thousand
$0.050	300,000	July 2022	$15 thousand
$0.100	5,713,000	July 2022	$571 thousand
$0.017	5,150,000	July 2022	$83 thousand
$0.010	4,700,000	August 2022	$47 thousand
$0.100	12,576,000	August 2022	$1,258 thousand
$0.017	13,633,334	August 2022	$243 thousand
$0.010	2,000,000	September 2022	$20 thousand
$0.050	100,000	September 2022	$5 thousand
$0.100	10,495,000	September 2022	$1,050 thousand
$0.200	80,000	September 2022	$14 thousand
$0.055	14,569,800	September 2022	$868 thousand
Total	1,680,155,243		$31,431 thousand

Subsequent to September 30, 2022, the Company issued 21.8 million Unicoin Rights in exchange for consideration of approximately $1,612 thousand consisting of cash, digital assets and value of services.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of September 30, 2022, the Company recorded a liability of $423 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production-related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,167 thousand as of September 30, 2022. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine months ended September 30,
(In thousand)	2022	2021
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(22,234)	$(30,830)
Net cash provided by investing activities	650	197
Net cash provided by financing activities	21,591	24,437
Net increase (decrease) in cash and cash equivalents	$7	$(6,196)

Cash Used in Operating Activities

Cash flows used in operating activities decreased by ($8,596) thousand to ($22,234) thousand for the nine months ended September 30, 2022, compared to ($30,830) thousand for the nine months ended September 30, 2021. Net cash used in operating activities for the nine months ended September 30, 2022, was due to our net loss of ($27,368) thousand, adjusted by non-cash items of $6,337 thousand and decreases in working capital of ($1,203) thousand. Net cash used in operating activities for the nine months ended September 30, 2021, was due to our net loss of ($37,062) thousand, adjusted by non-cash items of $4,482 thousand and increases in working capital of $1,750 thousand.

Cash Provided by Investing Activities

Net cash flows provided by investing activities increased by $453 thousand to $650 thousand for the nine months ended September 30, 2022, compared to net cash flows provided by investing activities of $197 thousand for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company obtained proceeds from the sale of digital assets of $699 thousand, partially offset by net purchases of property and equipment of ($49) thousand. For the nine months ended September 30, 2021, the Company received a repayment of a related party promissory note of $200 thousand and purchased property and equipment of ($3) thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities increased by ($2,846) thousand to $21,591 thousand for the nine months ended September 30, 2022, compared to $24,437 thousand for the nine months ended September 30, 2021. The increase in cash provided by financing activities was mainly due to the issuance of Unicoin Rights of $20,962 thousand, partially offset by a decrease in proceeds from sales of common stock of ($21,819) thousand, an increase in payments of short-term debt of ($556) thousand, an increase in repurchase of common stock of ($340) thousand and a decrease in proceeds from issuance of unsecured notes of ($1,099) thousand.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

As more fully discussed in the Company’s audited financial statements for the years ended December 31, 2021 and 2020, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU 2016-02, entities are required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s consolidated balance sheets for both finance and operating leases. Topic 842 is effective for the Company beginning January 1, 2022 in connection with the issuance of its annual financial statements for the year ended December 31, 2022 and for interim periods beginning with its quarterly financial statements for the three months ended March 31, 2023. Because the standard is effective January 1, 2022, but is not required to be reflected in quarterly financial statements until the first quarter of 2023, the comparative financial statements for the quarterly periods of 2022, to be included with the financial statements for the quarterly periods of 2023, may differ from these financial statements as a result of recognition of assets and liabilities for the rights and obligations created by the Company’s leases and the related amortization of those rights and obligations.

Recent accounting pronouncements

See “Significant Accounting Policies” in Note 2 of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $1,879 thousand available as of September 30, 2022, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending September 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of September 30, 2022, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of September 30, 2022, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions - Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,691	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,276		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,830		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,148,529		12/1/20 to 7/31/21	Rule 506(c); Reg. S
$3.00	1,877,356		7/31/21 to 8/7/21	Rule 506(c); Reg. S
$4.00	1,107,328		12/1/20 to 8/5/22	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Agreed Value At Issuance, Per Share	Common Stock Shares Issued	Dates	Exemption
$1.00	6,500,000	11/25/20	Section 4(a)(2)

Capital Raising Transaction – Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through March 11, 2022 (the last date we issued unsecured promissory notes) are as follows:

Minimum Price	Total Amount Sold	Interest Rate	Dates	Exemption
$1,000	$1,264,000	20.0%	6/3/21 to 3/11/22	Rule 506(c); Reg. S

Capital Raising Transaction – Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive Unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to such investors pursuant to the private placement of rights in exchange of cash, digital assets and services through the day of this Quarterly Report on Form 10-Q are as follows:

Price Paid Per Unicoin Right		Total Number of Unicoin Rights Sold	Dates	Exemption
$0.01		1,407,180,000	2/24/22 to 10/4/22	Rule 506(c); Reg. S
$0.05		54,214,000	3/12/22 to 7/29/22	Rule 506(c); Reg. S
$0.10		126,216,000	3/18/22 to present	Rule 506(c); Reg. S
$0.20	*	7,112,493	9/8/22 to present	Rule 506(c); Reg. S
$0.40		17,750	11/2/22 to present	Rule 506(c); Reg. S

*	The price paid per Unicoin Right was determined by a bracket-based pricing schedule based on volume. Each transaction had at least a certain number of Unicoin Rights sold at $0.20. The weighted average price per Unicoin Right issued in this round was $0.11.

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

Unicoin Inc.

Date: November 14, 2022	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer