Form 10-K
period 2022-12-31
Unicoin Inc.
filed 2023-03-31
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.

As of March 31, 2023, there were 729,965,920 shares of the Registrant’s common stock outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K of Unicoin Inc. (formerly known as TransparentBusiness, Inc. and hereinafter “Unicoin Inc.”, “we” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report on Form 10-K, forward-looking statements are generally identified by words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Important factors that may cause actual results to differ from projections include, for example:

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Annual Report on Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K.

ii

Item 1.	BUSINESS

History and Organization

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

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

# Operating Subsidiaries

## Unicoin Inc.

| Unicorn. Inc | ItsQuest | SheWorks! | Yandiki |
|---|---|---|---|
| **66.67%** | **51%** | **100%** | **100%** |

Business Overview

Unicoin Inc. is a SaaS company engaged in providing workforce management software in order to better monitor and manage a remote workforce. Unicoin Inc. solutions simplify the management of remote workers and improve the coordination and oversight of geographically dispersed workers. The Company’s software increases operating efficiencies and lowers costs, while allowing millions to work from their location of choice. The Company’s SaaS software is designed to help corporations increase remote worker productivity, protect from overbilling, eliminate fraud, allow coordination and monitoring of a corporation’s workforce, and provide real-time information on the cost and status of all tasks and projects.

Unicoin Inc.’s SaaS software is currently offered via version 3.5. The Company’s SaaS software helps businesses effectively manage their workforce through easy-to-use interfaces. The software has multiple features including project management applications, real-time GANTT charts, HR resource tools, monitoring of employee activity, communications interface, and invoicing. The software is comprehensive because it combines many single item applications such as project management, vendor management, employee resource applications, timers, and productivity enhancing monitoring into one SaaS product. The software enhances worker privacy as the ability to monitor computer-based work is controlled by the user, with an ability to review all work prior to submission. Unlike “spyware”, the software is controlled by the user and therefore is not monitoring private or confidential computer-based activity. All information and data are owned by the client in much the same way as a client’s financial records or proprietary information.

Unicoin Inc.’s wholly owned subsidiaries SheWorks! and Yandiki, both TaaS platforms, are, we believe, valuable assets that can operate independently or in conjunction with the Company’s SaaS software. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs. Yandiki is also a talent exchange and platform that connects freelance talent with companies looking for leaner, more transparent ways of carrying out remote contractual work. Our TaaS business also encompasses ITSQuest, Inc., (“ITSQuest”) a regional staffing agency with twelve locations throughout New Mexico and Texas. ITSQuest has significant contacts with employers throughout the US Southwest and will utilize its sales force and contacts to promote and sell Unicoin Inc.’s SaaS and other TaaS products.

Unicorns is a Nevada corporation, in which the Company owns a majority stake. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. Currently, revenue consideration generally consists of the fair value of stock options or warrants committed from companies that have appeared on the Unicorn Hunters show. Non-cash consideration is recognized at the estimated fair value at or near the date of contract execution. Additionally, in the future, the Company expects to earn revenue from (i) sales of “memberships” to potential investors who will gain preferred access to the private offerings showcased on the Unicorn Hunters show and (ii) the commercialization of the Unicorn Hunters shows, through syndication, advertising revenue and merchandising. All rights to Unicorn Hunters content, including all recordings and logos, are owned by Unicorns Inc.

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Tether (USDT) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company has ownership of and control over its digital assets and uses the third-party custodial services of Coinbase Global, Inc (“Coinbase”) which is a publicly-traded company that operates a cryptocurrency exchange platform and provides custodial wallets to hold the digital assets. Coinbase provides us protection through dual authentication security. Access is controlled by dual authentication to separate authentication from account access so that two authorized individuals are required to access our accounts. Management monitors transaction and account balances through the Coinbase client portal, as applicable. We also intend to use Coinbase as a third-party custodial service to facilitate the holding and exchange of Unicoins, which are described below, upon development and launch.

Unicoin Inc. is also developing a security token called Unicoin (“Unicoins” or “Tokens”), whose value is intended to be supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired from non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of Unicoins. The Company is currently engaged in private placement of rights to acquire Unicoins, upon completion of their technological and legal development, and the funds being raised in such rights offering are to be used to fund the development and launch of Unicoins, create worldwide brand awareness of Unicoins, as well as paying for general corporate matters and operating expenses. The Unicoins project is currently being undertaken by Unicoin Inc., but may in the future be transferred to a to-be-formed subsidiary of Unicoin Inc.. Unicoins are expected to also have a utility function in what is referred to as the “Unicorn Hunters Ecosystem,” in that holders may use Unicoins to purchase media inventory at our discounted rate. The Company plans to purchase media inventory, and resell it to Unicoin holders in exchange for Unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory, and allowing to retain a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis, and have not been predetermined. The private placement is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder.

We may accept certain cryptocurrencies, such as Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Tether (USDT) among others, as payment for the purchase of Unicoins. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in custodial wallets through Coinbase. Upon future liquidity needs, through Coinbase, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

Business Organization

Operating segments are defined as components of an enterprise, in which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and profit (loss). The Company currently operates in the three reporting segments: SaaS, TaaS and, beginning in 2021, Unicorn Hunters. For additional information, see Note 17 – Segment Information of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K.

Value Proposition

Unicoin Inc. is a technology company that believes the power of technology can improve the management and oversight of remote workers, increase their productivity, and make more efficient the movement towards a work-from-home environment through our SaaS product. We also use proprietary technology to drive our TaaS businesses. Also, through its majority ownership and development of Unicorns, Unicoin Inc. is a media ownership entity that expects to derive significant revenue from the Unicorn Hunters show and related opportunities, as described above.

Our Mission

Unicoin Inc. seeks to become synonymous with the business categories of transparency and remote workforce management. The Company digitizes the work process, making working in the cloud transparent, efficient and accountable. The platform is designed to increase remote workers’ productivity, protect client budgets from overbilling, allow coordination and monitoring of their remote workforce and provide real-time information on the cost and status of all tasks and projects. The Company is the operating system of remote workforces and introduces, what we believe, is a radical new way of managing distributed teams with transparency and accountability. Our TaaS business is designed to ease the cost and burden of hiring a remote workforce with worldwide talent through our outsourcing, training and education platform. Through our Unicorns subsidiary, we seek to make Unicorn Hunters the most widely watched business program and bring democratization and transparency to the pre-IPO fundraising process, while building the Unicoin Inc. brand and increasing shareholder value. Through the Unicoin project, we hope to launch a globally competitive security token that is supported by underlying assets and is capable of providing a return to its holders.

The Company’s competitive strengths include:

●	Effective management of contingent workforces (SaaS)

●	Real-time visibility of computed-based work from any location (SaaS)

●	Increased efficiency of outsourcing (SaaS and TaaS)

●	Protection from overbilling and inaccurate reporting (SaaS and TaaS)

●	Reduced corporate expenses by facilitating efficient telecommuting and outsourcing (SaaS and TaaS)

●	Productivity increases by 15-40% by making every minute of work accountable (SaaS)

●	Unique business reality show production with celebrity participation and endorsement and multiple paths to revenue (Unicorns)

●	Unique security token project to be launched, supported by a fund of assets and capable of paying distributions, and supported by a global marketing and visibility initiative

Our Vision and Strategy

Our vision is to create significant efficiencies in the economy, facilitate work from home and outsourcing, protect from overbilling, increase entrepreneurial mobility and democratize wealth creation.

Unicoin Inc. primarily addresses the issues of efficiency for computer-based work and overbilling. Unicoin Inc. is applicable in all work environments and types of business. Effectively, Unicoin Inc. is targeting all types of work environments and organizational settings where the vast majority of the work is conducted on computers. The increasing trend for outsourcing and remote contracting fosters a growing need for Unicoin Inc.. We will rely on direct sales to large corporations and on high visibility in main business and general news publications in the USA, UK, Latin America and other key markets.

ITSQuest is a revenue-generating talent provider that integrates into our TaaS businesses by adding traditional staffing services and their associated revenue to our product line and is also potential regional distribution partner for our SaaS and other TaaS offerings. We hope to utilize the ITSQuest brand and sales force to expand sales and acceptance of our SaaS and TaaS services.

We intend to make Unicorn Hunters the most widely watched business show in the worldwide entertainment and business media markets, while generating value for Unicoin Inc. shareholders through equity acquisitions and syndication, sales of preferred-access memberships, advertisement and merchandising revenues. We also intend to make Unicoin a valuable security token, with worldwide recognition, and backed by a portfolio of assets and supported by distribution payments.

Officers and Directors

Our Chairwoman, Silvina Moschini, is responsible for leading the Company’s board, which further includes Alex Konanykhin and Chris Carter. Ms. Moschini and Mr. Konanykhin are the co-founders of the Company. The Company’s leadership is composed of Ms. Moschini, who serves as President, Mr. Konanykhin, who is the Chief Executive Officer, Mr. Andrew Winn who serves as Chief Financial Officer and Deniece Ky, the Principal Accounting Officer. Other officers include Richard Devlin, Senior Vice President and General Counsel and Alex Dominguez, Chief Investor Relations Officer.

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

Emerging Growth Company

As a public company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Start-ups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies and can avail itself of various exemptions such as an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14(a) and (b) of the Securities Exchange Act of 1934.

As an emerging growth company, we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Emerging growth companies may elect to defer compliance with new or revised accounting standards until private companies are required to comply. Emerging growth companies must make a one-time irrevocable election to apply all new or revised accounting standards at the same date required of non-emerging growth companies or defer adoption until private company compliance dates.

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

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks occur, or any other risks not currently known to us or that we currently consider immaterial, then our business, operating results and financial condition could be materially adversely affected. As a result, the value of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risks Related to Our Business

We may fail to increase the number of subscribers to our SaaS platform.

The number of subscribers on our SaaS platform is critical to our success. Our business and financial performance depends on our ability to add new customers while retaining existing subscribers. There are no assurances of continued subscriber growth, and the number of subscribers could be adversely affected by the following:

●	Lack of success in innovating or introducing new, best-in-class content and services;

●	Failure to adapt to changes in market trends or demands, or advancements in technology;

●	Technical or other problems preventing the delivery of services in a timely and reliable manner or negatively affecting the user experience;

●	Unfavorable or unpopular changes to our platforms mandated by legislation/regulations, or elected by the Company to proactively address issues;

●	Failure to maintain brand image or company reputation;

●	User concerns related to privacy, data security and safety of funds; or

●	Unexpected social, economic or market trends that negatively impact our business.

Our efforts to avoid or address any of these events may require us to incur substantial expenditure to modify or adapt our services or platforms. If we fail to retain or continue growing our user base, this will have a negative impact on our business.

We may not achieve profitability in the near term or at all.

If we increase our SaaS and TaaS subscriber and user base, we cannot provide any assurance that our subscribers will maintain their subscription or use our services for any period of time. We expect that our operating expenses will increase as we invest in marketing efforts, hire contractors and employees, and continue to invest in the marketing and development of our product and services. These efforts may be costlier than we expected, and our revenue may not increase sufficiently to offset these expenses. We may continue to take action and make investments that do not generate optimal short- or medium-term financial results and may even result in increased operating losses in the short or medium term with no assurance that we will eventually achieve the intended long-term benefits or profitability. Further, producing television series is both risky and costly, and we cannot provide any assurance that we will successfully syndicate the Unicorn Hunters show or obtain any positive equity value from the issuers featured on the show. These factors, among others set out in this “Risk Factors” section, may negatively affect our ability to achieve profitability in the near or medium term, if at all.

We may fail to compete effectively in the market in which we operate.

We face competition from similar software-as-a-service and talent-as-a-service providers and the failure to compete effectively could materially and adversely affect our business, financial condition and our results of operations. There are many providers of services that offer similar functionality, and competition will likely evolve. Our main SaaS competitors primarily include companies that offer project management software, time-tracking software or cloud-based team collaboration software. Our TaaS competitors also offer talent-finding products, some of which are industry-specific. Finally, the television, entertainment and streaming video markets are highly competitive, and there are multiple well-established players in this market who may compete against us or have a higher likelihood of gaining viewership for new productions that our Unicorns subsidiary is able to achieve for the Unicorn Hunters show. Our competitors may have greater access to financial and marketing resources than we do and/or, may be able to capitalize on brand recognition in ways that we may not be able to, or offer lower subscription fees with which we may not be able to compete.

We have a limited operating history.

We have a short operating history upon which to evaluate the viability and sustainability of our platform and services. We achieved only modest revenues and are just starting to build our sales team. As our businesses expand, our historical results may not be indicative of our future performance, and you should consider our future prospects in light of the risks and uncertainties of early-stage companies operating in the fast-evolving industries of technology, remote work and streaming media. Some of these risks and uncertainties relate to our ability to:

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

We need additional capital but may not be able to obtain it on favorable terms or at all.

We need additional cash capital resources to fund future growth and development of our businesses necessary to achieve our vision and strategy, including developing the Unicorn Hunters show and expanding strategic partnership arrangements. We plan to continue to issue additional equity or debt securities or obtain new or expanded credit facilities. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021, included an explanatory paragraph in their opinion that accompany our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by the debt obligations we are incurring pursuant to our debt offering, which obligations may deter investors from purchasing our equity or debt securities. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Our expansion places a significant strain on our management, operational, financial, and other resources.

We are rapidly and significantly expanding our global operations, including increasing our service offerings and scaling our infrastructure to support our SaaS, TaaS and Unicorns businesses. This expansion exacerbates the strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.

Our legislative efforts to encourage SaaS sales may not prove to be successful, which will cause us to fail to recover the resources expended in our legislative efforts and could negatively impact our projections and/or results of operations.

In 2018, Unicoin Inc. began hiring multiple state lobbyists to introduce legislature what would make transparent verification of billable hours mandatory for state contractors. Legislation has been submitted for consideration by legislators in 32 states. The legislation is not vendor-specific and works toward a common goal of eliminating over-billing and reducing fraud via transparency software similar to Unicoin Inc.’s SaaS offering. The government outreach and relations program and associated legislation is a distribution strategy that may result in an accelerated roll-out of Unicoin Inc.’s SaaS offering. However, due in part to the Covid-19 pandemic, many non-essential legislative priorities were put on hold by state legislators, slowing or stalling the progress of our proposed legislation. We cannot be assured that our proposed legislation will become enacted into law in any jurisdiction, nor can we be assured that such legislation would translate into sales of our SaaS products, and thus we are at risk of having allocated substantial resources to a marketing and distribution strategy that may not prove to be successful.

Our acquisition of ITSQuest contains a divestiture provision, which could cause a divestiture of ITSQuest and therefore a loss of the associated revenue to the Company.

The contingent divestiture clause in the ITSQuest agreement provided that, in the event that Unicoin Inc. did not conduct a registered public offering of its Common Stock in which the Unicoin Inc. shares issued to ITSQuest pursuant to the agreement are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share (the “trigger event”), on or before December 31, 2022, Unicoin Inc. shall transfer to ITSQuest all of Unicoin Inc.’s rights, title and interest in ITSQuest, including ITSQuest equity as well as any Unicoin Inc. shares that remain subject to a holdback provision related to tax liabilities, thus completely divesting itself of all ownership in ITSQuest.

On December 28, 2022, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2024 (i.e., by an additional 24 months). In addition, the Amended SEA incorporated a second alternative trigger event, also required to be achieved on or before December 31, 2024, whereby ITSQuest would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “Unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

As of the date of filing of this Annual Report on Form 10-K, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,225 thousand and $9,338 thousand, revenues of $15,667 thousand and $13,050 thousand, and generated gross margins of $3,218 thousand and $2,527 thousand as of December 31, 2022 and December 31, 2021, respectively.

Unicorn Hunters is as-yet-unproven as a media asset or as a method of marketing our products, which may not be successful, and may be a drain on our management and financial resources.

Streaming and television media and production are highly competitive industries in which our management team has limited experience. There can be no assurance that Unicorn Hunters, the business reality series being produced by Unicorns, will achieve sufficient paid memberships, viewership, or syndication and merchandising revenues to be profitable. In such case, Unicorns may be unable to repay the amounts drawn on its line of credit provided by Unicoin Inc. to produce the first season of the Unicorn Hunters show, and we could incur a loss on the operation of Unicorns. If we produce a second season of Unicorn Hunters prior to generating profit from season one, it will cause an additional drain on our financial resources and the availability of management and other personnel who participate in the production of the show. Finally, if Unicorn Hunters is not successful, we will not be able to fulfil our goal of using Unicoin Inc.’s sponsorship of the show as a means to increase Unicoin Inc.’s brand awareness and awareness of our other products and services.

Our strategy of acquiring equity stakes in private companies featured on Unicorn Hunters may not enhance shareholder value for an extended period of time, if at all.

We plan to require, as a fee for appearing on the Unicorn Hunters show, an option to acquire approximately 5% to 10% equity stakes in some or all the companies featured in future episodes. Any such equity acquired will be illiquid and may be difficult to value. When acquired, there will be no public market for such options or the shares underlying such options, and there can be no guaranty that a market for such securities will ever develop. If a secondary market or exit opportunity does develop, we cannot be assured that the price at which such securities can be sold will meaningfully contribute to shareholder value for Unicoin Inc. shareholders, or that such value will be in line with our estimates.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in Unicoin Inc..

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its financial statements that could not be prevented or detected on a timely basis. As of the year ended December 31, 2022, we have identified un-remediated material weaknesses in connection with our (i) entity-level controls (ii) information technology general controls and segregation of duties and (iii) equity accounting primarily related to issuance of stock to investors. This resulted from a lack of necessary business processes, internal controls, record retention policy, and adequate number of qualified personnel within our accounting function.

The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

We cannot assure you that the measures will be sufficient to avoid potential future material weaknesses. Accordingly, there could continue to be a possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Certain communications and marketing materials have incorrectly stated the regulatory status of unicoins, which could cause market confusion and expose the Company to enforcement actions by regulatory authorities such as the Securities and Exchange Commission if such statements are deemed to be materially misleading, which would adversely affect the Company’s ability to carry out its plans with respect to the launch of tokenized Unicoins.

Statements contained in promotional videos and on our Unicorn Hunters show have erroneously stated the Unicoins are “registered with the SEC,” which statements are factually incorrect, as Unicoins have not yet been developed or registered, and Unicoin Rights have been sold only pursuant to exemptions from the SEC’s registration requirements, as described in the Company’s offering memoranda and in “Risks Related to Our Unicoin Project” below. Such statements were the result of the misunderstanding of the registration process and the regulatory status of Unicoins and Unicoin Rights by the speakers of these statements. Despite the correct disclosure in the Company’s offering materials and other SEC filings, such incorrect statements could have material adverse effects on our Company and its plans for the tokenization and launch of Unicoins. For example, although unintentional, such statements could be deemed to have been materially misleading statements regarding the characteristics of Unicoins and Unicoin Rights, thereby exposing the Company to possible enforcement action or civil actions by investors. Such actions could substantially delay our ability to register Unicoins for sale to the public in the future, or substantially delay our ability to list Unicoins on a digital asset exchange. Further, an adverse outcome in any such action could impose substantial financial penalties and consequences on the Company, which could have a material adverse impact on our financial condition or delay or prevent the successful public launch of Unicoins.

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

We currently generate significant revenue from a limited number of key customers and the loss of any of our key customers may harm our business, results of operations and financial results.

A small number of customers account for a large share of our revenue. During the year ended December 31, 2022, one Unicorns customer and one TAAS customers accounted for 17% and 10%, respectively, of total revenues. During the year ended December 31, 2021, two Unicorns customers combined accounted for 22% of total revenues and two TAAS customers combined accounted for 21% of total revenue.

TaaS contracts with these customers (similar to contracts with other TaaS customers) are for a duration of less than a year. Each contract is a straightforward time and materials arrangement to provide professional services with monthly billings. The Company’s TaaS operations could be adversely affected if management is not able to obtain significant new customers and retain existing customers.

Because of the nature of the Unicorns business, we expect that a relatively small number of customers will continue to account for a substantial portion of our Unicorns revenues for the foreseeable future. Unicorns contracts for the customers referenced above were both billed and recorded as revenue at the time the episode was distributed on the Unicorn Hunters website in accordance with Company’s accounting policy. There are no remaining episodes under contract to be distributed in relation to the Unicorns customers referenced above. Consideration from Unicorns customer is fixed at contract inception and has historically been received in one of two forms: 1) either a pre-determined number stock options, warrants or shares or 2) options, warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Unicorns customers are generally smaller start-up companies which are not publicly traded. As noted elsewhere in the Risk Factor there is no public market for such stock options and warrants or the shares underlying such options and warrants, and there can be no guaranty that a market for such securities will ever develop. Non-cash consideration from Unicorns customers is further discussed in the Critical Accounting Policies and Estimates section under Revenue Recognition. The Unicorns business is not dependent on renewal of existing contracts, instead it relies on management’s ability to successfully identify and contract with high-potential private businesses interested in the opportunity to “pitch” for payment of stock options or warrants (private equity).

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

Our executive officers, directors, and several stockholders and their affiliated entities together beneficially own a majority of our outstanding common stock. In particular, Silvina Moschini, our President and Chairwoman, and Alex Konanykhin, a director and our Chief Executive Officer, who are married to each other, together beneficially own 74% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Certain provisions of our Bylaws provide our Chairwoman and Chief Executive Officer with control over the Board and grant them discretion over total director compensation.

Our Bylaws provide that our directors have no voting rights during their initial one-year term. As a result of this provision and recent director resignations, our Chairwoman and Chief Executive Officer are currently the only directors with voting rights and thereby control the Board. In addition, our Bylaws permit our Chairwoman or Chief Executive Officer, at their discretion, to pay bonuses to directors in recognition of their contributions to the growth of the Company. This provision may result in our Chairwoman or Chief Executive Officer granting a bonus to each other or to other directors, which gives them discretion over total compensation for each director.

Risks Related to Our Unicoin Project

Unicoins do not yet exist, and their terms have not yet been finalized.

The Company is raising capital to be used in the development, launch and marketing of the Unicoin, a security token that we intend to launch as part of the Unicorn Hunters ecosystem, as well as other capital needs. Unicoins are intended to have aspects of a security token, as well as aspects of a utility token within the Unicorn Hunters ecosystem. The exact terms of Unicoins, including the utility for which they will be used, remain in development and are subject to modification by our management as we more fully explore the market opportunities, our need for capital, regulatory and legislative changes, and technological needs and limitations. The Company also reserves the right to issue Unicoins under a different name than now contemplated, in its discretion. We can make no assurances that any modifications or adjustments to our plan of operations for Unicoins will be more beneficial than our original intentions, and therefore the future value and/or utility of Unicoins may decline.

Once Unicoin is listed on a trading platform, we will be using Unicoins at the market rate to purchase media, equity and other assets and services as well as swaps with major cryptocurrencies, as part of the utility function within the Unicorn Hunters Ecosystem. Unicoin has developed extensive media relationships in its push to promote both its Global Private Offering for two years, as well as its intensive push to market and promote the Unicorn Hunters show. These media relationships give us access to steep discounts, insight into available media inventory, preferred placement, and extensive analytics. We plan to leverage these relationships for the benefit of Unicoin holders by:

●	allowing Unicoin holders to purchase media inventory at our discounted rate using Unicoins. Unicoin will purchase media inventory and resell it to Unicoin holders in exchange for Unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory and allowing to retain a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis and have not been predetermined. We cannot guaranty that media inventory will be available, will be purchasable with Unicoins, or will be resalable by us for any profit; and

●	allowing Unicoin holders to purchase media and advertising space on the Unicorn Hunters show or otherwise within this Unicorn Hunters Ecosystem using their Unicoins. This would be a direct purchase from Unicoin or Unicorn Hunters, with pricing at our discretion, but ideally at attractive rates compared to market rates. We cannot guaranty that such media inventory will be available at attractive rates or resalable by us for any profit.

We have not identified all the persons that we will need to hire to provide services and functions critical to the development of Unicoins and no assurance can be given that we will be able to hire the necessary persons on acceptable terms, if at all.

Our Unicoin business is in its developmental stage and we have not identified all the persons that we will need to hire to provide services and functions critical to the development of this line of business. If we are unable to hire persons with the necessary expertise on terms acceptable to us, then we will not be able to develop Unicoins as contemplated. Further, even if we are able to hire such service providers, they might be unable to meet our specifications and requirements, which could have a material adverse effect on our ability to develop and launch our business plan.

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

If the Company were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business. The Investment Company Act contains substantive legal requirements that regulate the manner in which an “investment company” is permitted to conduct its business activities. If we or one of our subsidiaries are deemed to be, and are required to register as, an investment company under the Investment Company Act, our activities may be restricted, including limitations on our ability to borrow, limitations on our capital structure, limitations on our ability to issue additional common stock, restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments. In addition, we may have imposed upon us burdensome requirements, including compliance with governance, reporting, record keeping, voting, proxy disclosure and other statutory requirements and related rules and regulations. If and when we are deemed to be an investment company, we would need to arrange our structure and future operations accordingly in order to comply with the foregoing restrictions and requirements. Compliance with the requirements of the Investment Company Act applicable to registered investment companies will add significant costs to our operations and could have a negative impact on our consolidated revenues and cost of operations. If we were ever deemed to be in noncompliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.

We will need to implement strict finance and accounting systems, procedures and controls to operate our business.

We will be required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with these requirements will be expensive. We will need to implement strict finance and accounting systems, procedures and controls to satisfy our reporting requirements and these requirements may increase our costs and require additional management time and resources. If our internal controls have undetected weaknesses or our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of Unicoins (and our common stock) and adversely impact our business and financial condition.

We have no operating history in blockchain and security tokens, and therefore valuation of the Certificates and Unicoins is difficult.

Our operations to date have consisted of developing, marketing and selling our SaaS and TaaS services and the Unicorn Hunters show. Accordingly, we have no operating history in the blockchain and security token industries upon which an evaluation of our prospects and future performance with respect to Unicoins can be made.

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

The application of distributed ledger technology and reliance on third-party blockchains is novel and untested and may contain inherent flaws or limitations.

Blockchain is an emerging technology that offers new capabilities which are not fully proven in use. There are limited examples of the application of distributed ledger technology. In most cases, software used by blockchain asset issuing entities will be in an early development stage and still unproven. As with other novel software products, the computer code underpinning the Unicoins and Ethereum blockchain may contain errors, or function in unexpected ways. Insufficient testing of smart contract code, as well as the use of external code libraries, may cause the software to break or function incorrectly. Any error or unexpected functionality may cause a decline in value of the Unicoin and result in substantial losses to purchasers of Unicoins.

If we discover errors or unexpected functionalities in the Unicoin smart contract after it has been deployed, we may make a determination that the Unicoin smart contract is defective and that its use should be discontinued. Although we intend to replace the Unicoins and the Unicoin smart contract with a new token using a new smart contract, we may be required to take certain measures, such as freezing digital wallet addresses so that such wallets cannot transfer Unicoins, which may disrupt trading in Unicoins. Such a determination and our subsequent deployment of a new smart contract and replacement token could have a material effect on the value of any investment in the Unicoins or our business.

In addition, if we utilize an Ethereum-based blockchain, transactions on that blockchain may require a “gas fee,” which is a fee payable in ETH, for verifying a transaction. Depending on the mechanics and pricing of the digital asset exchange that we choose, gas fees may be payable by us, or may be passed on to users when transacting on the blockchain. Further, the cost to tokenize and list Unicoins on a trading platform consists of multiple due diligence, technical and setup fees, which are presently unknown, but expected to be between $250 thousand and $500 thousand. Such fees will vary, depending upon the exchange platform chosen and the number of Unicoin Rights holders to be onboarded onto a platform. The variable amount of gas fees and other expenses presents an undetermined expense for investors and/or the company, which may have an adverse effect on the eventual market value for our Unicoins and could negatively impact their liquidity.

The creation and operation of digital platforms for the public trading of blockchain assets will be subject to potential technical, legal and regulatory constraints. There is no warranty that the process for receiving, use and ownership of blockchain assets will be uninterrupted or error-free and there is an inherent risk that the software, network, blockchain assets and related technologies and theories could contain undiscovered technical flaws or weaknesses, the cryptographic security measures that authenticate transactions and the distributed ledger could be compromised, and breakdowns and trading halts could cause the partial or complete inability to use or loss of blockchain assets.

Risks associated with the distributed ledger technology could affect our business directly or the market for blockchain assets generally. In either case, the occurrence of these events could have a materially adverse effect on an investment in the Company.

The Unicoins project may ultimately fail, for technical, operational, commercial, regulatory or any other reasons.

It is possible that despite the reasonable endeavors of such persons and their advisors, such development may fail, e.g., if insufficient funds are received during the Unicoin fundraising effort or if Unicoins are not ultimately created, including due to technical, operational, commercial, regulatory or any other reasons. These events will negatively impact our current business strategy and are therefore likely to negatively impact the value of Unicoin Inc. and its common stock.

The prospect of any holder of Unicoins to receive any cash or Unicoin distributions from us is highly uncertain.

We plan, through our Unicorns Inc. subsidiary and the Unicorn Hunters show, to develop a diversified portfolio of equity interests in private companies that we believe have the potential to reach a valuation of $1 billion or more. Our intent is to liquidate such positions for a gain, when such companies achieve a liquidity event, such as through a public offering, listing, merger or otherwise. Upon a liquidity event and divestiture of any such holdings, we plan to distribute net proceeds to holders of Unicoins and/or shareholders of Unicoin Inc., in amounts and allocation percentages that remain unknown and undecided at this time. There can be no assurance that any of such portfolio companies will achieve a liquidity event, or that we will be successful in developing a diversified portfolio, or that any such liquidity event will allow us to achieve a net gain. Therefore, our ability to pay distributions to holders of Unicoins in any form (i.e., cash, additional Unicoins or a combination of both) is highly uncertain at this time, and we may not be able to make such distributions at all. Further, we can give no assurance that the company can accurately predict the future value of any portfolio company. In such case, the value of Unicoins could be materially negatively impacted, and harm to our reputation could occur.

There is currently no trading market for Unicoins and we cannot ensure that a liquid market will occur or be sustainable.

At the time of the filing of this Annual Report on Form 10-K, Unicoins have not yet been developed or released into the market, and there is therefore no public market for Unicoins or for the Certificates. There can be no assurance that there will be an active market for Unicoins in the future, whether on a registered securities exchange or alternative trading system (“ATS”) that has accepted Unicoins for trading or quotation, or elsewhere. There is no plan to have our Unicoins trade on a national securities exchange and there is significant uncertainty as to whether Unicoins will or may be traded on any trading platform, whether within or outside the United States.

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

Our business model is dependent on continued investment in and development of the blockchain industry and related technologies. If investments in the blockchain industry become less attractive to investors or innovators and developers, or if blockchain networks and assets do not gain public acceptance or are not adopted and used by a substantial number of individuals, companies and other entities, then it would have a material adverse impact on our prospects and our operations.

The application of distributed ledger technology remains relatively novel and untested and may contain inherent flaws or limitations.

Blockchain, while becoming more prevalent in today’s economy, is still an emerging technology that offers new capabilities which are not fully proven in use. There are limited examples of the application of distributed ledger technology. In most cases, software used by blockchain asset issuing entities will be in an early development stage and still unproven. As with other novel software products, the computer code underpinning Unicoins and Ethereum blockchain may contain errors, or function in unexpected ways. Insufficient testing of smart contract code, as well as the use of external code libraries, may cause the software to break or function incorrectly. Any error or unexpected functionality may cause a decline in the value of Unicoins after their issuance and result in substantial losses to purchasers of Certificates and the underlying Unicoins.

If we discover errors or unexpected functionalities in the Unicoin smart contract after it has been deployed, we may make a determination that the Unicoin smart contract is defective and that its use should be discontinued. We may be required to take certain measures, such as freezing digital wallet addresses so that such wallets cannot transfer Unicoins, which may disrupt trading in Unicoins. Such a determination and our subsequent deployment of a new smart contract and replacement token could have a material effect on the value of any investment in the Unicoin or our business.

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

The security and integrity of blockchain assets, including the value ascribed to blockchain assets, relies on the integrity of the underlying blockchain networks. We currently plan to issue Unicoins as an ERC20 blockchain asset that is programmed using a smart contract that is compatible with the Ethereum blockchain. As the Unicoin has not yet been tokenized, it remains uncertain which blockchain standard will ultimately be utilized, while the ERC-20 standard was originally contemplated. While the Company believes that Ethereum may be a suitable blockchain for Unicoin, further technological and regulatory developments prior to the tokenization of Unicoin may result in the Company selecting a different blockchain. Therefore, based upon the available technologies and the Company’s needs at the time of tokenization, a standard will be selected at a later date. The development cost of Unicoin is currently estimated by the Company to be approximately $500,000, based upon bids submitted by blockchain developers. Transfer costs will include exchange fees of the individual exchanges on which Unicoin may be traded. To ensure compliance with federal securities laws, it is the Company’s intention to register the Unicoins as securities via an appropriate registration statement, prior to their inclusion on any U.S. exchange. By “U.S. Exchanges,” we mean an available exchange where security tokens may be legally traded in a secondary market, such as a registered Alternative Trading System (“ATS”). Examples of ATSs that may be available to us include INX Securities, LLC, tZERO ATS, LLC, and Securitize Markets ATS. The company does not yet have an agreement for listing with any ATS, and therefore such a listing is uncertain and cannot be guaranteed.

To date, the Company has begun exploring possible service providers and exchanges who can assist with the tokenization of Unicoins and eventual launch, but have not yet begun actual technological development or coding of the tokens. The Company reasonably expects that technical development can happen in a relatively short time, assuming regulatory readiness for launch, and hopes to complete this process during the calendar year 2023. Neither the Unicoin Rights nor the tokenized Unicoins will grant any intellectual property rights to holders.

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

Regulation of the trading of blockchain assets has evolved significantly over the past year. On November 16, 2018, the Division of Corporation Finance, Division of Investment Management, and Division of Trading and Markets issued the Statement on Digital Asset Securities Issuance and Trading, confirming the applicability of the federal securities law framework to new and emerging technologies, such as blockchain assets. The Statement summarized the Commission’s stance on actors and institutions that sell security tokens in initial offerings or develop and facilitate the secondary market for security tokens, which is that market participants must still adhere to the Commission’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain. Although the Statement provides additional guidance to participants in the blockchain asset marketplace, in general the regulation of blockchain assets under the current regulatory framework applicable to currencies or securities remains in its early stages and is subject to uncertainty.

In addition, various legislative and executive bodies in the United States and in other countries have shown that they intend to adopt legislation to regulate the sale and use of blockchain assets. Such legislation may vary significantly among jurisdictions, which may subject participants in the blockchain trading marketplace to different and perhaps contradictory requirements. As of October 2022, thirty-seven states have addressed legislation regarding cryptocurrency, digital or virtual currencies and other digital assets in the 2022 legislative session, according to the National Conference of State Legislators.

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

In the event of a technology breakdown by our service provider, our subscribers may experience disruptions or failures of, or other problems with use of our platform. In addition, the Internet infrastructure in emerging markets where we operate may hold higher risks of failure.

Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.

We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States, Canada and the United Kingdom. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties to offer our services, including database software, hardware and data from a variety of vendors. Any damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. As we increase our reliance on these third-party systems, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.

Infrastructure capacity requirements may exceed our expectation such that we experience significant strains on our data center capacity, resulting in our customers experiencing performance degradation or service outages that may subject us to financial liabilities and harm our business. As we add data-centers and capacity and continue to utilize cloud computing platform providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.

We may not have adequate sources of recovery if the digital assets held by us are lost, stolen or destroyed due to third-party digital asset services, which could have a material adverse effect on our business, financial condition and results of operations.

Certain digital assets held by us are stored using Coinbase. We believe that the security procedures that Coinbase utilizes, such as dual authentication security, secured facilities, segregated accounts and cold storage, are reasonably designed to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by us. In addition, Coinbase’s limited liability under its services agreement with us may limit our ability to recover losses relating to our digital assets. If such digital assets are lost, stolen or destroyed under circumstances rendering a third party liable to us, it is possible that the responsible third party may not have the financial resources or insurance sufficient to satisfy any or all of our claims against the third party, or have the ability to retrieve, restore or replace the lost, stolen or destroyed digital assets due to governing network protocols and the strength of the cryptographic systems associated with such digital assets. To the extent that we are unable to recover on any of our claims against any such third party, such loss could have a material adverse effect on our business, financial condition, and results of operations.

The popularity of content is difficult to predict and can change rapidly, and low public acceptance of the Unicorn Hunters show could adversely affect our results of operations.

The anticipated revenues derived from the sale, distribution and licensing of television and streaming programming, and our ability to acquire our desired portfolio of private equities, depend primarily on widespread public acceptance of the Unicorn Hunters show, which is difficult to predict and can change rapidly. We have invested and must continue to invest substantial amounts in the production and marketing of the Unicorn Hunters show before we learn whether it will reach anticipated levels of popularity with consumers and potential investors. The popularity of the Unicorn Hunters show depends on many factors, only some of which are within our control. Examples include the popularity, quality and amount of competing content (including, in addition to traditional competitors in media and entertainment, locally-produced content internationally and other business-related programming, some of which have large and growing subscriber/user bases and are significantly increasing their programming investments), our ability to maintain or develop strong brand awareness and target key audiences, and our ability to successfully anticipate (and timely adapt to) changes in consumer tastes in the many countries and territories in which we operate. Low public acceptance of the Unicorn Hunters could adversely affect its results of operations and therefore the overall value of Unicoin Inc..

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

These laws may require us to make additional changes to our services to enable Unicoin Inc. or our customers to meet the new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.

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

We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:

●	localization of our services, including translation into foreign languages and associated expenses;

●	regulatory frameworks or business practices favoring local competitors;

●	evolving domestic and international tax environments;

●	foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to our operating results;

●	compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, and our ability to identify and respond timely to compliance issues when they occur;

●	regional data privacy laws and other regulatory requirements that apply to outsourced service providers and to the transmission of our customers’ data across international borders, which grow more complex as we scale and expand into new markets;

●	treatment of revenue from international sources, intellectual property considerations and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

●	different pricing environments;

●	natural disasters, acts of war, terrorism, pandemics or security breaches; and

●	regional economic and political conditions.

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

We have historically failed to provide current and timely disclosure as a reporting company under Section 12 under the Exchange Act.

We are required to provide current and timely disclosure, including financial information, as a reporting company under Section 12 under the Exchange Act. We did not timely file our interim financial statements on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. While these reports were outstanding, investors and shareholders did not have complete and current business and financial information about the Company, including unaudited quarterly financial information. As such, there was inadequate public information available about the Company to properly evaluate its common stock or the prospects of the Company at the time such reports were outstanding. While future compliance with all reporting requirements is a top priority of our current management, no assurances can be provided, given our limited operating history and our inability to comply with reporting requirements in the past, that we will be able to comply with our reporting obligations in the future. Failure to comply with reporting obligations subjects us to possible regulatory action by the SEC, which could adversely affect our business and our results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

The requirements for Item 1B. “Unresolved Staff Comments” are not applicable to the Company, as it is not an accelerated filer, a large accelerated filer (each as defined in Rule 12b-2 of the Exchange Act) or a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Item 2.	DESCRIPTION OF PROPERTY

The Company has facilities in Nevada, New York, California, New Mexico, Texas and Florida. These facilities have leases that expire on various dates through 2025 and are subject to periodic changes. We believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	LEGAL PROCEEDINGs

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	mine safety disclosures

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information.

Our Common Stock is not trading on any stock exchange.

(b) Holders.

As of the date of this Annual Report on Form 10-K, there are approximately 4,208 holders of our Common Stock.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

(d) Issuer Purchase of Equity Securities

None.

(e) Recent Sales of Unregistered Equity Securities

Capital Raising Transactions - Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 7/31/21	Rule 506(c); Reg. S
$3.00	1,875,356		7/31/21 to 11/30/21	Rule 506(c); Reg. S
$4.00	1,107,628		12/1/20 to 12/31/22	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates	Exemption
$0.19	6,500,000	11/25/20	Section 4(a)(2)
$0.39	1,500,000	12/28/22*	Section 4(a)(2)

*	Out of the initial 3,500,000 shares subject to the holdback provision, the Company released 1,500,000 shares on December 28, 2022, pursuant to the amended Share Exchange Agreement, as discussed in Note 14 – Related Party Transactions of “Notes to Consolidated Financial Statements”. As of the day of this Annual Report on Form 10-k, 2,000,000 shares remain subject to the holdback provision, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition.

Capital Raising Transaction – Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through December 31, 2022 are as follows:

Minimum Price	Total Amount Sold		Interest Rate	Dates	Exemption
$1,000	$1,296,100	*	20.0%	6/3/21 to 12/31/22	Rule 506(c); Reg. S

*	Through the day of this Annual Report on Form 10-K, the Company has paid off $593 thousand.

Capital Raising Transaction – Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive Unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to accredited investors or issued to service providers through the day of this Annual Report on Form 10-K are as follows:

Price per Unicoin Right*		Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.01		1,421,580,000	2/24/22 to 12/31/22	Rule 506(c); Reg. S
$0.017		80,462,443	4/1/22 to 8/30/22	Rule 506(c); Reg. S
$0.05		54,314,000	3/12/22 to 12/31/22	Rule 506(c); Reg. S
$0.055		42,355,123	9/1/22 to 11/30/22	Rule 506(c); Reg. S
$0.089		12,834,359	12/1/22 to 2/28/23	Rule 506(c); Reg. S
$0.10		127,316,000	3/18/22 to 2/28/23	Rule 506(c); Reg. S
$0.20	*	9,054,994	9/8/22 to 3/31/23	Rule 506(c); Reg. S
$0.40	*	1,741,417	11/2/22 to 3/31/23	Rule 506(c); Reg. S
$0.50		4,000	3/1/23 to 3/31/23	Rule 506(c); Reg. S

*	The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin Rights issued at the specified price.
**	Unicoin Rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 8 for details regarding the issuance of those Unicoin Rights.
***	The date represents when the Unicoin Right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Pursuant to the five-year deferred payment plan and ten-year prepaid plan discussed in Note 8 – Unicoin Rights Financing Obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K, we are reporting the following transactions up to the date of this report:

-	Five-Year Deferred Payment Plan – during the year ended December 31, 2022 and the subsequent period ended March 31, 2023, investors signed agreements to purchase 1,630 million and 353 million Unicoin Rights, respectively. The Company has not yet collected any of the yearly instalments from these purchase agreements.

-	Ten-Year Prepaid Plan – during the year ended December 31, 2022 and the subsequent period ended March 31, 2023, investors paid $437 thousand and $1,188 thousand, respectively, for the future purchase of Unicoins pursuant to the ten-year plan.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes which are included elsewhere in this prospectus. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other sections of this prospectus. The Company’s MD&A can be divided into the following sections:

●	Our Company

●	Key Factors and Measures We Use to Evaluate Our Business

●	Results of Operations

●	Critical Accounting Policies and Estimates

●	Quantitative and Qualitative Disclosures About Market Risk

Our Company

Unicoin Inc. (hereinafter the “Company”, “Unicoin Inc.”, “we”, “us”, or “our”) was incorporated in the state of Delaware on June 22, 2015. In 2008, our SaaS platform was developed by KMGi, the precursor to Unicoin Inc., as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling by contractors. The SaaS platform has been in use since 2009, initially under the name TransparentBilling, serving KMGi’s internal operations. With clients of all sizes in multiple countries around the world, and over 30,000 individual users of our platforms, Unicoin Inc. brings together an end-to-end solution to manage distributed teams in a transparent and efficient way.

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS (Software-as-a-Service) software business which provides for simple and seamless monitoring and management of remote or work-from-home employees. Unicoin Inc. has also launched a security token project in early 2022, as a complementary business to its Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, Unicoin Inc. wholly owns two TaaS (Talent-as-a-Service) operating companies and platforms – SheWorks! And Yandiki. As a holding company, Unicoin Inc. is also the majority owner of a traditional staffing agency, ITSQuest, with a regional presence in the U.S. Southwest. Finally, as a holding company, Unicoin Inc. also became the majority owner in 2021 of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

Unicoin Inc. is also developing a security token related to the Unicorn Hunters show, which is called Unicoin. Unicoin’s value is intended to be supported by the equity positions given to Unicorns by Unicorn Hunters show participants, as well as equity positions acquired from non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held by either Unicorns Inc. or the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of Unicoins. The Company is currently engaged in a private placement of rights to acquire Unicoins, upon completion of their technological and legal development, and the funds being raised in such rights offering are to be used to fund the development and launch of Unicoins, create worldwide brand awareness of Unicoins, as well as paying for general corporate matters and operating expenses. The Unicoins project is currently being undertaken by Unicoin Inc., but may in the future be transferred to a to-be-formed subsidiary of Unicoin Inc. On October 6, 2022, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from TransparentBusiness, Inc. to Unicoin Inc. The name change was effective as of October 6, 2022.

Key Factors and Measures We Use to Evaluate Our Business

Sources of Revenue

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which is comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

SaaS Revenue. For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue and revenue is recognized over the subscription period.

TaaS Revenue. For TaaS contracts, the Company’s staffing contracts are typically for a duration of less than a year and are either on a fixed hourly rate basis or on a fixed cost basis billed upon satisfaction of respective milestones. The Company typically invoices its customers at the end of each month in cases where the contracts involve billing based on fixed hourly rates and/or once a milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period when fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized over time using an output method based upon milestones achieved. Revenue is recognized once a milestone is reached for an amount of the transaction price that is proportionate to the total milestones in the contract. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer.

Unicorns Revenue. For Unicorns contracts, customers are billed when an episode is distributed for broadcast or streaming. The promise to the customer is fulfilled and revenue is recognized for the entire transaction price when an episode is distributed on the Unicorn Hunters website.

Gross Profit

We define gross profit as the difference between total revenue and cost of revenue.

For the SaaS and TaaS segments, cost of revenue includes salaries, and personnel compensation costs, associated with the Company’s website hosting and other costs including providing technical support, materials, and supplies. For Unicorns, cost of revenue includes salaries and personnel compensation costs as noted for SaaS and TaaS but also includes third party costs for production team, celebrity hosts and travel. The Company evaluates if Unicorn Hunters show production costs are expected to be recovered. Costs are capitalized if expected to be recovered and otherwise are expensed as incurred. Any capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website.

Operating Expenses

Research and development costs are related to maintaining and improving the Company’s software platform and primarily consist of personnel-related costs, including salaries and bonuses, benefits and stock-based compensation expense. Research and development costs related to internal use software are not material and are expensed as they are incurred.

Sales and marketing costs principally consist of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel. Sales, marketing and advertising costs are expensed as incurred.

General and administrative costs primarily consist of compensation, employee benefits, and stock-based compensation related to executive management, finance, administration and human resources, facility costs, professional service fees, and other general overhead costs.

Global Pandemic Conditions

The coronavirus pandemic has given rise to increased remote work for millions of companies around the world. Millions of entrepreneurs, managers, and leaders are making a major shift to home office models without protocols, workflows, and tools to support the management of a remote workforce. Our platform is designed to increase remote workers´ productivity, protect client budgets from overbilling, allow coordination and monitoring of their remote workforce and provide real-time information on the cost and status of all tasks and projects. As a result, we expect a positive impact on our businesses, from both a SaaS and TaaS point of view, stemming from increased remote working opportunities and the need to manage such remote working environment and conditions.

Economic and Labor Trends

Demand for our talent pool, consultants and growth of placement services are dependent upon general economic and labor trends. We believe that the Company is well positioned in the current macroeconomic environment, particularly as economies continue to reopen and demand for services increase. We expect greater geographical work flexibility and the legacy of the coronavirus pandemic to continue and help drive business growth as travel restrictions may be slow to be lifted. A Gartner survey revealed that 74% of CFO’s intend to shift some employees to remote work permanently, post COVID-19.

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

Total consideration paid on the closing date was $3,800 thousand. Equity sources of funding included 10,000,000 shares of the Company’s common stock to the Sellers at a value of $1,900 thousand and an estimated contingent divestiture feature at a value of $1,900 thousand. As of the closing date, ITSQuest was responsible for an outstanding tax liability in the amount of $4,390 thousand. As result of the tax liability, under the Share Exchange Agreement (“SEA”), the Company withheld in reserve 3,500,000 of the 10,000,000 shares of common stock until the tax liability has been settled. These shares have been held in reserve and subject to an agreed-upon Escrow Agreement.

The contingent divestiture clause provided that, in the event that Unicoin Inc. did not conduct a registered public offering of its Common Stock in which the Unicoin Inc. shares issued to ITSQuest pursuant to the agreement are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share (the “trigger event”), on or before December 31, 2022, Unicoin Inc. shall transfer to ITSQuest all of Unicoin Inc.’s rights, title and interest in ITSQuest, including ITSQuest equity as well as any Unicoin Inc. shares that remain subject to a holdback provision regarding tax liabilities, thus completely divesting itself of all ownership in ITSQuest.

On December 28, 2022, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2024 (i.e., by an additional 24 months). In addition, the Amended SEA incorporated a second alternative trigger event, also required to be achieved on or before December 31, 2024, whereby ITSQuest would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “Unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

As consideration for the Amended SEA, 1,500,000 of the Company’s shares previously held in escrow, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition, were released to the sellers of ITSQuest and 20,000,000 Unicoin Rights (i.e., 10,000,000 to each of the two prior ITSQuest owners) were issued upon its execution.

As of the closing date, ITSQuest was responsible for an outstanding tax liability in the amount of $4,390 thousand. As result of the tax liability, under the Share Exchange Agreement (“SEA”), the Company withheld in reserve 3,500,000 of the 10,000,000 shares of common stock until the liability has been settled. After release of a forementioned shares held in escrow upon signing the Amended SEA, 2,000,000 shares of common stock remain in reserve and subject to a holdback provision regarding tax liabilities.

The Company originally recorded estimated contingent consideration in the form of the contingent divestiture provision in the amount of $1,900 thousand. The estimate was calculated by applying a probability model using expected values. The most significant assumption utilized in this model is the probability related to achieving the $10 per share trading price, which had a probability of 0%. In addition, the other significant estimate relates to the estimated fair value of the common stock issued in exchange for the 51% interest in ITSQuest.”

As of the date of filing of this Annual Report on Form 10-K, as a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,225 thousand and $9,338 thousand, revenues of $15,667 thousand and $13,050 thousand, and generated gross margins of $3,218 thousand and $2,527 thousand as of December 31, 2022 and December 31, 2021, respectively.

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

Unicorns, Inc.

In April 2021, Alex Konanykhin, founder of Unicorns, a Nevada corporation, issued 50,000,001 shares of Unicorns’ common stock to Unicoin Inc. out of the 75,000,000 shares it had issued to date. Unicoin Inc. became the majority owner of Unicorns, obtaining a 66.67% interest. In addition to the Company’s 66.67% interest in Unicorns, 20,000,000 shares of Unicorns or 26.67% are held by officers and directors of the Company. This consists of 5,000,000 shares or 6.67% held by Alex Konanykhin, CEO of Unicoin Inc., 5,000,000 shares or 6.67% held by Silvina Moschini, President of Unicoin Inc., 2,500,000 shares or 3.33% held by Andrew Winn, CFO of Unicoin Inc. and 7,500,000 shares or 10.00% held by Moe Vela. The remaining 5,000,000 shares, or 6.66%, are held by Craig Plestis & Chris Wagner, Executive Producers of the Unicorn Hunters show. As such, Unicorns and the Company are under common control.

Major operations in Unicorns were initiated after the year ended December 31, 2020. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. The revenue consideration from Unicorns customers is fixed at contract inception and has historically been received in one of two forms: 1) either a pre-determined number stock options, warrants or shares or 2) options or warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. As of the date of this Annual Report on Form 10-K, we have collected securities as payment for Unicorns services from three of the six participants who have been charged a fee, and we expect to collect the securities from the three remaining presenting companies during 2023.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the consolidated statements of operations for fiscal 2022 and fiscal 2021 from our consolidated financial statements, respectively. Furthermore, our consolidated statements of operations include the post-acquisition period activity for Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
	2022	% of Total Revenue	2021	% of Total Revenue
Revenues:
Staffing revenues	$18,840,500	81%	$14,966,738	77%
Subscription revenues	20,463	-	116,393	1%
Unicorns revenues	4,353,000	19%	4,281,000	22%
Total Revenues	23,213,963	100%	19,364,131	100%
Cost of Revenues:
Staffing cost of revenues	14,483,080	62%	11,276,898	58%
Subscription cost of revenues	206	-	55,351	-
Unicorns cost of revenues	5,956,932	26%	12,796,833	66%
Total Cost of Revenues	20,440,218	88%	24,129,082	125%
GROSS PROFIT (LOSS)	2,773,745	12%	(4,764,951)	(25)%
OPERATING COSTS AND EXPENSES
General and administrative	16,467,231	71%	25,400,310	131%
Sales and marketing	17,832,102	77%	12,710,062	66%
Research and development	458,327	2%	470,114	2%
Cost of contract amendment	1,780,000	8%	-	-
TOTAL OPERATING COSTS AND EXPENSES	36,537,660	157%	38,580,486	199%
LOSS FROM OPERATIONS	(33,763,915)	(145)%	(43,345,437)	(224)%
Interest income (expense), net	(196,142)	(1)%	(97,467)	(1)%
Other income (expense), net	(3,493)	-	63,433	-
LOSS BEFORE INCOME TAXES	(33,963,550)	(146)%	(43,379,471)	(224)%
Income tax expense	(163,769)	(1)%	(293,761)	(2)%
NET LOSS AND COMPREHENSIVE LOSS	(34,127,319)	(147)%	(43,673,232)	(226)%
Less: net loss attributable to the noncontrolling interest	(1,503,463)	(6)%	(4,708,350)	(24)%
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(32,623,856)	(141)%	$(38,964,882)	(201)%

Revenues

The following table presents our revenue for the periods indicated.

	Year ended December 31,
	2022	2021	Change ($)	Change (%)
TAAS revenues	$18,840,500	$14,966,738	$3,873,762	26%
SAAS revenues	20,463	116,393	(95,930)	(82)%
Unicorns revenues	4,353,000	4,281,000	72,000	2%
Total Revenues	$23,213,963	$19,364,131	$3,849,832	20%

Total revenues increased by $3,850 thousand, or 20%, to $23,214 thousand in 2022.

TaaS. TAAS revenues increased by $3,874 thousand, or 26%, to $18,841 thousand in 2022 and comprised 81% of our total revenues. The increase was primarily due to increases in ITSQuest and SheWorks related revenues of $2,617 thousand, or 20% to $15,667 thousand and $1,217 thousand, or 115% to $2,278 thousand respectively, for the year ended December 31, 2022. The increase in ITSQuest was mainly because the State of New Mexico was still in a COVID-19 related lockdown during the first half of the year ended December 31, 2021, which negatively impacted our ability to generate revenues in relation to our contracts with customers located in the State of New Mexico. COVID-19 related lockdowns had dissipated or were not in effect during the year ended December 31, 2022, which resulted in a higher demand for ITSQuest staffing services in those locations as compared to the same period in the prior year. The increase in SheWorks was a result of increased female engagement in the workplace, which we believe will increase and become a continuing trend in the corporate environment going forward as female workforce participation and higher education opportunities increase.

SaaS. Subscription revenues decreased by $96 thousand, or 82% to $20 thousand in 2022. The decrease was mainly due to lower renewal rates.

Unicorns. Unicorns revenues increased by $72 thousand, or 2%, to $4,353 thousand in 2022 and comprised 19% of our total revenues. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. Unicorns revenues of $4,353 thousand for the year ended December 31, 2022, corresponded to the three revenue generating episodes that were distributed in January 2022, February 2022 and August 2022 (an episode released in July 2022 promoting the Company’s Unicoins was not expected to generate revenue). Unicorns revenues of $4,281 thousand for the year ended December 31, 2021, corresponded to three revenue generating episodes that were distributed in November 2021, November 2021 and December 2021. The Company distributed seven other episodes during the year ended December 31, 2021, as part of an initial brand building campaign and no revenue was generated by these seven episodes.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Year ended December 31,
	2022	2021	Change ($)	Change (%)
TAAS cost of revenues	$14,483,080	11,276,898	3,206,182	28%
SAAS cost of revenues	206	55,351	(55,145)	(100)%
Unicorns cost of revenues	5,956,932	12,796,833	(6,839,901)	(53)%
Total Cost of Revenues	$20,440,218	$24,129,082	$(3,688,864)	(15)%

Total cost of revenues decreased by $3,689 thousand, or 15%, to $20,440 thousand in 2022.

TaaS. TAAS cost of revenues increased by $3,206 thousand, or 28%, to $14,483 thousand. The increase was mainly due to a proportional increase in TAAS revenues.

Unicorns. Unicorns cost of revenues for the year ended December 31, 2022 was $5,957 thousand, compared to $12,797 thousand for the year ended December 31, 2021. Unicorn Hunters produced six episodes during the year ended December 31, 2022, two of these episodes were released by December 31, 2022. Unicorn Hunters produced 12 episodes during the year ended December 31, 2021, of which ten episodes were distributed during the same period. The other two episodes were distributed after December 31, 2021. Per the accounting policy, Unicorns capitalizes production costs, to the extent the Company expects to recover such costs. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. The Company did not capitalize any costs of revenues for the years ended December 31, 2022 and 2021, in relation to any undistributed episodes, based on the uncertainty as to whether the costs of such episodes was recoverable during the Company’s start-up phase.

General and administrative

General and administrative expenses decreased by $8,933 thousand, or 35%, to $16,467 thousand in 2022. The decrease was primarily due to decreases in stock-based compensation of $9,347 thousand, decreases in accounting service and fees of $2,231 thousand. These decreases were partially offset by an increase in conference and convention costs of $917 thousand, an increase in write-offs of digital assets of $850 thousand and an increase in travel and entertainment of $486 thousand for the year ended December 31, 2022. The write-off of digital assets is further discussed in Note 8 – Unicoin Rights Financing Obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K.

Sales and marketing

Sales and marketing expenses increased by $5,122 thousand, or 40%, to $17,832 thousand in 2022. The increase was primarily due to advertising and marketing services of $4,185 paid by issuing Unicoin Rights during the year ended December 31, 2022 (these marketing and advertising activities intended to increase the viewership of the Unicorn Hunters show), there were no such expenses paid by issuing Unicoin Rights during the year ended December 31, 2021. The remaining increase was primarily due to increases in the use of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel.

Research and development

Research and development expenses decreased by $12 thousand, or 3%, to $458 thousand. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Cost of contract amendment

Cost of contract amendment was $1,780 thousand, for the year ended December 31, 2022, compared to $0, for the year ended December 31, 2021. This cost reflects the fair value of the consideration given to the former owners of ITSQuest in exchange for amending the contingent divestiture provision, as discussed in Note 8 – Unicoin Rights Financing Obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K.

Interest income (expense), net

Interest income (expense), net increased by ($99) thousand to ($196) thousand for the year ended December 31, 2022. The increase was primarily due to interest expense of $196 thousand and $116 thousand during the year ended December 31, 2022 and 2021, respectively, in relation to the unsecured notes. These unsecured notes were not outstanding through the entire year ended December 31, 2021. Interest income of $17 thousand during the year ended December 31, 2021, was earned in connection to a related party promissory note.

Provision for Income Taxes

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Income tax expense	$163,769	$293,761	$(129,992)	(44)%
Effective tax rate	0.48%	0.68%

Income tax expense was $164 thousand for the year ended December 31, 2022, compared to $294 thousand for the year ended December 31, 2021. The Company’s effective tax rate was 0.48% and 0.68% during the years ended December 31, 2022 and 2021, respectively. During such years, the Company recorded a full valuation allowance against its otherwise recognizable deferred income tax assets, except for deferred taxes related to ITSQuest, a majority owned company. The Company’s deferred tax assets principally result from net operating loss carryforwards.

Net losses attributable to the noncontrolling interest

Net losses attributable to the noncontrolling interest decreased by $3,205 thousand, or (68%), to ($1,503) thousand for the year ended December 31, 2022. Our noncontrolling interest partners in ITSQuest were allocated income of $239 thousand and loss of $(100) thousand for the years ended December 31, 2022 and 2021, respectively. Our noncontrolling interest partners in Unicorns were allocated losses of ($1,742) thousand and ($4,608) thousand for the years ended December 31, 2022 and 2021, respectively. As of both December 31, 2022 and 2021, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $1,522 thousand available as of December 31, 2022. Based on currently available capital resources (cash and cash equivalents on hand as of December 31, 2022), we estimate that we would be able to conduct our planned operations for one additional month without raising additional equity or debt financing. We estimate that at our current cash “burn rate”, the Company will not be able to operate for more than one or two months unless we receive further equity or debt financing of approximately $22,017 thousand. For the period from January 1, 2023 through the date of this Annual Report on Form 10-K, we have received cash funding of $2,077 thousand ($2,068 thousand and $9 thousand from issuances of Unicoin Rights and common stock, respectively), which is used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital.

During the year ended December 31, 2022, the Company issued 467,451 shares of common stock raising cash proceeds of 1,499 thousand. (primarily from sales at $4 per share from Round 5). Subsequent to December 31, 2022, the Company has issued 5,500 shares of common stock raising cash proceeds of $9 thousand.

By issuing Unicoin Rights, from February 7, 2022 through December 31, 2022, the Company obtained cash and digital assets from sales to accredited investors of $23,455 thousand and paid in lieu of cash for services received with a fair value of $11,058 thousand. These capital resources were raised as follows:

Price*	Unicoin Rights	Period	Total Consideration
$0.010	850,030,000	February 2022	$8,500 thousand
$0.010	437,650,000	March 2022	$4,377 thousand
$0.050	37,134,000	March 2022	$1,857 thousand
$0.100	3,595,000	March 2022	$360 thousand
$0.010	87,400,000	April 2022	$874 thousand
$0.050	7,480,000	April 2022	$374 thousand
$0.100	47,830,000	April 2022	$4,783 thousand
$0.017	11,500,000	April 2022	$196 thousand
$0.010	13,900,000	May 2022	$139 thousand
$0.050	6,900,000	May 2022	$345 thousand
$0.100	6,390,000	May 2022	$639 thousand
$0.017	16,500,000	May 2022	$281 thousand
$0.010	8,500,000	June 2022	$85 thousand
$0.050	2,100,000	June 2022	$105 thousand
$0.100	38,250,000	June 2022	$3,825 thousand
$0.017	33,679,109	June 2022	$497 thousand
$0.010	2,000,000	July 2022	$20 thousand
$0.050	300,000	July 2022	$15 thousand
$0.100	5,713,000	July 2022	$571 thousand
$0.017	5,150,000	July 2022	$83 thousand
$0.010	4,700,000	August 2022	$47 thousand
$0.100	12,370,000	August 2022	$1,237 thousand
$0.017	13,633,334	August 2022	$243 thousand
$0.010	2,000,000	September 2022	$20 thousand
$0.050	100,000	September 2022	$5 thousand
$0.100	10,465,000	September 2022	$1,047 thousand
$0.200	80,000	September 2022	$14 thousand
$0.055	15,065,633	September 2022	$876 thousand
$0.010	1,000,000	October 2022	$10 thousand
$0.050	100,000	October 2022	$5 thousand
$0.100	353,000	October 2022	$35 thousand
$0.200	4,215,659	October 2022	$564 thousand
$0.055	13,035,810	October 2022	$565 thousand
$0.010	1,000,000	November 2022	$10 thousand
$0.050	100,000	November 2022	$5 thousand
$0.100	1,630,000	November 2022	$163 thousand
$0.200	3,872,668	November 2022	$437 thousand
$0.400	90,250	November 2022	$29 thousand
$0.055	14,253,680	November 2022	$784 thousand
$0.010	6,000,000	December 2022	$60 thousand
$0.050	100,000	December 2022	$5 thousand
$0.100	600,000	December 2022	$60 thousand
$0.200	186,667	December 2022	$30 thousand
$0.400	202,083	December 2022	$50 thousand
$0.089	3,201,600	December 2022	$286 thousand
Total	1,730,356,493		$34,513 thousand

*

The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin Rights issued at the specified price.

Subsequent to December 31, 2022, the Company issued Unicoin Rights as follows:

-	Issued rights to acquire 10.0 million Unicoins in exchange for consideration of approximately $561 thousand in the form of cash ($362 thousand), digital assets ($16 thousand) and the value of services ($183 thousand).

-	An additional 2.5 million Unicoin rights were issued to Company employees and non-employees as discretionary compensation.

-	Accredited investors have signed contracts for the purchase of 353 million Unicoin Rights under the five year deferred payment plan that may lead to proceeds of up to $70,550 thousand if the Unicoin is successfully developed and launched and the Company’s five year deferred payment plan sales are fully executed. Cash collateral of $523 thousand was submitted in connection with these Unicoin Rights.

-	Accredited investors contributed $1,183 thousand and $6 thousand in cash and digital assets toward the future acquisition of Unicoins under the ten-year prepaid plan.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its consolidated balance sheets with no change in the assets’ measurement. Accordingly, the Company records the receivable on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of December 31, 2022 and 2021, the Company recorded a liability of $653 thousand and $804 thousand, respectively, towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the Company incurred $74 thousand and $60 thousand in factoring fee expense, respectively.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production-related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,395 thousand and $16,775 thousand as of December 31, 2022 and December 31, 2021, respectively. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

Year Ended December 31, 2022 compared with Year Ended December 31, 2021

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(24,023)	$(35,140)
Net cash provided by investing activities	187	195
Net cash provided by financing activities	23,486	26,856
Net increase (decrease) in cash and cash equivalents	$(350)	$(8,089)

Cash Used in Operating Activities

Cash flows used in operating activities decreased by ($11,117) thousand to ($24,023) thousand for the year ended December 31, 2022, compared to ($35,140) thousand for the year ended December 31, 2021. The improvement in cash used in operating activities was primarily due to the payment of certain operating expenses using Unicoin Rights in 2022. Net cash used in operating activities for the year ended December 31, 2022, was due to our net loss of ($34,127) thousand, offset by non-cash items of $11,314 thousand and a decrease in operating assets and liabilities of (1,209) thousand. Net cash used in operating activities for the year ended December 31, 2021, was due to our net loss of ($43,673) thousand, offset by non-cash items of $5,578 thousand and an increase in operating assets and liabilities of $2,955 thousand.

The operating activities section of the statement of cash flow for the year ended December 31, 2022 includes a $13,199 thousand non-cash adjustment to net loss for operating expenses incurred and paid for with the issuance of Unicoin Rights. These Unicoin Rights were issued in exchange for professional services such as from advertisers, marketers, influencers and other general vendors (amounting to $11,419 thousand), as well as the cost of contract amendment in relation to ITSQuest (amounting to $1,780 thousand). The contracts with marketers, advertisers and other general vendors were payable either in cash or Unicoin Rights. The contracts with influencers were only payable with Unicoin Rights. If the practice of issuing Unicoin Rights in exchange of professional services is discontinued, the Company would have to perform additional fundraising activities to continue the same level of marketing, advertising and influencer activities required to successfully develop and launch Unicoins.

Cash Provided by Investing Activities

Net cash flows provided by investing activities decreased by $8 thousand to $187 thousand for the year ended December 31, 2022, compared to net cash flows provided by investing activities of $195 thousand for the year ended December 31, 2021. For the year ended December 31, 2022, the Company obtained proceeds from the sale of digital assets of $236 thousand, partially offset by net purchases of property and equipment of ($49) thousand. For the year ended December 31, 2021, the Company received a repayment of a related party promissory note of $200 thousand and purchased property and equipment of ($5) thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by ($3,370) thousand to $23,486 thousand for the year ended December 31, 2022, compared to $26,856 thousand for the year ended December 31, 2021. The net cash provided by financing activities was mainly due to proceeds from the issuance of Unicoin Rights of $22,547 thousand, partially offset by a decrease in proceeds from sales of common stock of ($24,299) thousand, a decrease in proceeds from issuance of unsecured notes of ($1,106) thousand, an increase in payments of short-term debt of ($588) thousand and an increase in repurchase of common stock of ($575).

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

The Company incurred net losses of $34,127 thousand and $43,673 thousand and used cash in operating activities of $24,023 thousand and $35,140 thousand for the years ended December 31, 2022 and 2021 and had an accumulated deficit of $92,570 thousand and $59,947 thousand as of December 31, 2022, and 2021, respectively, as well as expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

Variable Interest Entity

The Company’s policy is to consolidate all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance under ASC 810 “Consolidation” (“ASC 810”) requires an analysis to determine if an entity should be evaluated for consolidation under the voting interest entity (“VOE”) model or the variable interest model (“VIE”). Under the VOE model, controlling financial interest is generally defined as majority ownership of voting interests. The consolidated financial statements include the accounts of all subsidiaries or other entities in which the Company has a direct or indirect controlling financial interest.

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

As more fully discussed in the Revenue Recognition section below, accounts receivable for Unicorns generally consists of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company. These options or warrants typically have a term of five to ten years and are recorded at their estimated fair values. Unicorns invoices customers when an episode is distributed for broadcast or streaming. Receipt of the option or warrant certificates is handled on a case-by-case basis in accordance with each customer agreement. Unicorns receivables are classified as current because the underlying option or warrant certificates are generally received within one year of invoicing.

Subsequent to receipt of these option or warrant certificates, the related receivables are reclassified to investments in privately-held companies, a long-term asset account. The Company does not charge interest for past due accounts and does not require any collateral for its receivables. As more fully discussed in the Revenue Recognition section below, Unicorns non-cash consideration is recorded at fair value as determined at, or near date of contract inception. As permitted by a practical expedient provision in ASC 606 “Revenue Recognition,” the Company does not adjust Unicorns contract consideration for the effects of a significant financing component if, at contract inception, management expects the period between time of service and payment to be less than one year.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its consolidated balance sheets with no change in the assets’ measurement. Accordingly, the Company records the receivable on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. The Company writes off a receivable and charges it against its recorded allowance when all collection efforts are exhausted without success. Amounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations. For Unicorns, revenue and receivables are generally in the form of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company.

As discussed in the Investments in Privately-Held Companies section below, the fair value of options or warrants of private companies, held upon settlement of such receivables, may fluctuate subsequent to receipt resulting in charges or gains to the Company’s consolidated statements of operations in future periods.

Investments in Privately-Held Companies

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

Digital Assets

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Tether (USDT) as consideration from certain investors in exchange for equity, debt or Unicoin Rights issued by the Company. The Company records the initial cost basis at then-current quoted market prices and presents all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Fair value of the Company’s digital assets is determined in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). The Company has ownership and control of its digital assets and utilizes Coinbase, a third-party custodian, to secure its holdings and facilitate transactions.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then-current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

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

The Company uses digital assets as payment to vendors for goods or services from time to time. The Company computes resulting gains or losses by subtracting the then-current carrying value from the realized proceeds or the fair value of cryptocurrencies on the goods or services transaction date, or the fair value of the goods or services received in exchange for cryptocurrencies, if more readily determinable. Such transactions are processed by the Company’s digital assets custodian. The transfer of control and transaction date are based on the transaction date as indicated in reports from the custodian. Gains and losses are determined separately for each digital asset purchase in accordance with the first in first out (FIFO) method of accounting.

Goodwill and Acquisition-Related Intangible Assets

Goodwill and finite-lived intangible assets resulted from the acquisition of ITSQuest in 2020. Intangible assets consist primarily of customer relationships and trade names. Upon acquisition, the purchase price was first allocated to identifiable assets and liabilities, including customer-related intangible assets and tradenames, with any remaining purchase price recorded as Goodwill. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally 15 years for customer relationships and 5 years for trade names. Straight line amortization is not materially different from an amortization method based upon projected future cash flows from the customers acquired.

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

Business Combinations

The Company accounts for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, Business Combinations (“ASC 805”) whereby the results of operations, including the revenues and earnings of the acquiree, are included in the consolidated financial statements from the date of acquisition. Additionally, assets acquired, and liabilities assumed are recognized at fair values based on widely accepted valuation techniques in accordance with ASC 820, Fair Value Measurement (“ASC 820”), as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date.

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

The Company is offering Unicoin Right Certificates with terms and conditions which are set forth in a confidential private placement memorandum initially dated February 2022 (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder. Each U.S. domiciled investor in Unicoin Rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act.

The Company accounts for Unicoin Rights by recording a liability representing the amount management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged (i.e., in the form of cash or services) exchanged for rights to receive Unicoins in the future in the event the Unicoin is never developed and launched. As of December 31, 2022, and through the date of filing, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what volumes, or on what terms, Unicoins will be available to be issued, if ever. As of December 31, 2022, as the Unicoins do not exist, and any amounts received for Unicoins are not considered equity or revenue, management determined that 100% of the obligation is a liability to be settled by through the issuance of Unicoins, or through other means if Unicoins are never issued. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statement of operations upon settlement.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”), which supersedes the previous accounting guidance for leases included in ASC 840, Leases (“ASC 840”). The new guidance generally requires an entity to recognize on its balance sheet operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets, as well as to recognize the associated operating lease expenses on its statements of operations.

The Company adopted and began applying ASC 842 effective January 1, 2022 in accordance with ASU No. 2018-11, Targeted Improvements to ASC 842 using a modified retrospective approach. The Company elected not to adjust comparative periods and will continue to disclose reporting periods prior to January 1, 2022 under ASC 840.

The Company elected the package of practical expedients, which allows the Company to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases and treatment of initial direct costs for any existing leases. Additionally, the Company elected to exclude leases with a term of 12 months or less on its consolidated balance sheets.

The adoption of ASC 842 resulted in the recognition of $188 thousand of operating lease ROU assets and $188 thousand of operating lease liabilities on the consolidated balance sheet as of January 1, 2022.

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

Common Stock Valuation

The Company’s common stock was valued based on the Company’s expected future growth. The Market Approach was used which consisted of the (1) Guideline Public Company Method and (2) the Recent Common Stock Transactions. These two methods were considered to determine the value of common stock given the proximity of the common stock transactions and the economics of the Company. The common stock transactions involved multiple parties; however, they reflect individuals and not institutional investors, and the majority of the investors are non-accredited. Limited due diligence was performed, limited financial information was provided, and the number of shares raised represented a small percentage of the Company’s overall capitalization. The Company updates its valuation estimates periodically and weights the guideline company method and the recent common stock transactions method as deemed appropriate at the time of each valuation, with assistance from third party valuation advisors.

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

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which is comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is a right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of December 31, 2022 and 2021 no such reserves were recorded.

The Company’s customers include government institutions, Fortune 500 Companies, and small businesses. At contract inception, the Company assesses the product offerings in its contracts to identify performance obligation(s) that are distinct. A performance obligation is distinct when the customer can benefit from it on its own or together with other resources that are readily available and when it is separately identifiable from other items in the contract. Historically, costs to obtain a contract have not been significant.

To identify its performance obligation(s), the Company considers all the promises in the contract for SaaS, TaaS or Unicorns Services. The Company has concluded there to be a single performance obligation in each of these services. For SaaS arrangements, the primary obligation is the license issuance to the customer to access the Company’s workforce platform. For TaaS arrangements, the primary performance obligation is services provided to the customer by the professional resulting in hours accrued or milestones reached. For Unicorns arrangements, the primary performance obligation is to provide customers with publicity and exposure through appearance on the Unicorn Hunters show which occurs when an episode is distributed for broadcast or streaming.

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

Revenue and accounts receivable for Unicorns generally consists of the fair value of stock options, warrants or shares of common stock committed from companies that have appeared on the Unicorn Hunters show. Contract consideration is fixed at contract inception and has historically been received in one of two forms; 1) either a pre-determined number stock options, warrants or shares or 2) options or warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Other key terms specified in customer contracts include the exercise price and the duration or term of the options or warrants. The options or warrants underlying the commitments typically have a term of five to ten years and accounts receivable are recorded at the estimated fair value of such options or warrants as determined at contract inception. The estimated fair value of stock options and warrants, expected to be received as consideration, is dependent on the fair value of the underlying equity of each privately held presenting company.

The fair value of such underlying private company equity is determined based on (i) the valuation indicated in a recent round of financing (ii) a recent pre-existing third-party valuation report or (iii) a new third-party valuation report as of or near the date of contract inception. Third-party valuation reports consider factors such as recent financing rounds, third-party financing transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and other factors based on facts and circumstances specific to each privately held presenting company. For non-cash consideration in the form of stock options or warrants of the presenting company, the Company, with assistance from third-party valuation advisors, determines the fair value of such consideration using the Black-Scholes option pricing model which, in addition to the fair value of underlying stock, considers the term of the stock options or warrants, exercise price, volatility, interest rate and dividend yield. These are Level 3 estimates under the fair value hierarchy because they involve significant unobservable inputs. The valuation of stock options or warrants committed by Unicorns customers requires management judgment due to the absence of an observable market price for those options or warrants.

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

For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue and related revenue is recognized over the subscription period. For TaaS contracts, the Company’s staffing contracts are typically for a duration of less than a year and are either on a fixed hourly rate basis or on a fixed cost basis billed upon satisfaction of respective milestones. For Unicorns contracts, customers are billed when an episode is distributed for broadcast or streaming.

The Company typically invoices its customers at the end of each month in cases where the contracts involve billing based on fixed hourly rates and/or once a milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period when fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized over time using an output method based upon milestones achieved. Revenue is recognized once a milestone is reached for an amount of the transaction price that is proportionate to the total milestones in the contract. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer. For Unicorns contracts, the promise to the customer is fulfilled and revenue is recognized for the entire transaction price when an episode is distributed on the Unicorn Hunters website.

Revenue from TaaS arrangements is recorded on a gross basis, as principal, rather than on a net basis, as agent. The Company concluded that it is the principal in these arrangements because the Company contracts separately with customers and service providers, is responsible for directing service providers to meet the agreed upon customer specifications, has discretion to establish pricing for services provided to end customers and bears the primary risks related to billing, collection and customer satisfaction.

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

The Company had deferred revenue of $19 thousand and $51 thousand as of December 31, 2022 and December 2021, respectively. The amount of revenue recognized in fiscal 2022 and 2021 that was included in deferred revenue at the beginning of the periods was $51 thousand and $2 thousand, respectively.

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

Stock-Based Compensation Expense

The Company measures and records stock-based compensation expense related to stock awards and stock options awarded to certain officers, directors, employees and consultants based on the grant date fair value of the award under ASC 718, Stock Compensation (“ASC 718”). The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, of the individual option, generally equal to the vesting period.

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

The consolidated financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. In the event that the Internal Revenue Service (“IRS”) or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the consolidated financial condition or results of operations. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Recently Issued and Adopted Accounting Standards

Refer to Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K for details.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk associated with the effect of changes in market factors on the value of the assets and liabilities held on our consolidated balance sheets, including interest rate risk, foreign currency exchange risk, prices of digital assets and credit risk.

Interest Rate Risk

We had cash and cash equivalents of 1,522 thousand and $1,873 thousand available as of December 31, 2022 and December 31, 2021, respectively, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Market price risk of digital assets

The Company has accepted digital assets as consideration from certain investors in exchange for equity, debt or Unicoin Rights issued by the Company. The Company’s primary purpose for the digital assets is to use as payment to its vendors for goods or services and for general business operational purposes. Accordingly, the digital asset price risk could adversely affect our operating results. Our future profitability may depend upon the market price of such digital assets. There is no assurance that market price for digital assets will reflect historical trends. A decline in market price for digital assets could in the future could have an adverse effect on our earnings, the carrying value of our digital assets and our future cash flows. This may also affect our liquidity and our ability to meet our ongoing obligations.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents, and accounts are monitored by management to mitigate risk. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents or an event of default by the issuers of the corporate debt securities we hold.

Item 8.	financial statements and supplementary data

UNICOIN INC. AND SUBSIDIARIES (FORMERLY KNOWN AS TRANSPARENTBUSINESS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Unicoin Inc. and Subsidiaries

(formerly TransparentBusiness Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unicoin Inc.(formerly TransparentBusiness, Inc.) and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated-financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company had an accumulated deficit of $92,570 thousand and $59,947 thousand, as of December 31, 2022 and 2021, respectively. The Company has incurred net losses of $34,127 thousand and $43,673 thousand for the years ending December 31, 2022 and 2021, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kreit and Chiu CPA LLP

(formerly Paris, Kreit and Chiu CPA LLP)

We have served as Unicoin Inc.’s auditor since 2022.

New York, NY

March 31, 2023

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$1,522,069	$1,872,529
Accounts receivable, net
Trade receivables payable in cash	2,179,586	2,221,639
Unicorn Hunters non-cash receivables (Note 5)	8,322,000	4,281,000
Prepaid expenses and other current assets	750,977	214,633
Indemnification asset (Note 15)	4,659,700	4,389,727
TOTAL CURRENT ASSETS	17,434,332	12,979,528
Property and equipment, net	46,032	5,322
Goodwill	3,865,695	3,865,695
Intangible assets, net	3,041,972	3,634,679
Investments in privately-held companies (Note 5)	298,000	-
Operating lease right-of-use assets	349,631	-
TOTAL ASSETS	$25,035,662	$20,485,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,159,677	$1,920,087
Income tax payable	27,500	90
Accrued expenses	1,314,195	2,374,258
Accrued payroll liabilities	611,614	417,300
Deferred revenue	18,969	51,030
ITSQuest tax liability (Note 15)	4,659,700	4,389,727
Short-term debt	708,100	1,216,000
Loan from related party (Note 14)	645,000	-
Operating lease liabilities, current	149,802	-
Other current liabilities	823,876	898,298
TOTAL CURRENT LIABILITIES	11,118,433	11,266,790
Deferred income tax liability, net	1,141,453	1,097,049
Unicoin rights financing obligation (Note 8)	37,461,847	-
Operating lease liabilities, noncurrent	199,629	-
TOTAL LIABILITIES	49,921,362	12,363,839

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 772,938,415 and 767,525,220 issued; 733,427,768 and 732,251,471 outstanding, net of treasury stock at December 31, 2022 and 2021, respectively	772,938	767,525
Treasury stock, at cost; 39,510,647 and 35,273,749 shares at December 31, 2022 and 2021, respectively	(3,389,446)	(2,714,312)
Additional paid-in capital	72,831,056	71,041,101
Accumulated deficit	(92,570,448)	(59,946,592)
TOTAL UNICOIN INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(22,355,900)	9,147,722
Noncontrolling interest	(2,529,800)	(1,026,337)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,885,700)	8,121,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,035,662	$20,485,224

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021
REVENUES	$23,213,963	$19,364,131
COST OF REVENUES	20,440,218	24,129,082
GROSS PROFIT (LOSS)	2,773,745	(4,764,951)
OPERATING COSTS AND EXPENSES
General and administrative	16,467,231	25,400,310
Sales and marketing	17,832,102	12,710,062
Research and development	458,327	470,114
Cost of contract amendment (Note 14)	1,780,000	-
TOTAL OPERATING COSTS AND EXPENSES	36,537,660	38,580,486
LOSS FROM OPERATIONS	(33,763,915)	(43,345,437)
Interest income (expense), net	(196,142)	(97,467)
Other income (expense), net	(3,493)	63,433
LOSS BEFORE INCOME TAXES	(33,963,550)	(43,379,471)
Income tax expense	(163,769)	(293,761)
NET LOSS AND COMPREHENSIVE LOSS	(34,127,319)	(43,673,232)
Less: net loss attributable to the noncontrolling interest	(1,503,463)	(4,708,350)
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(32,623,856)	$(38,964,882)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.04)	$(0.05)
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,825,955	726,698,228

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’	Unicoin Inc. Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2020	751,489,686	$751,489	$35,595,322	(26,379,012)	$(1,114,312)	$(20,981,710)	$14,250,789	$3,679,513	$17,930,302
Issuance of common stock	11,736,987	11,739	25,981,874	-	-	-	25,993,613	-	25,993,613
Stock-based compensation expense	-	-	9,416,694	-	-	-	9,416,694	-	9,416,694
Repurchase of common stock (Note 14)	-	-	-	(8,894,737)	(1,600,000)	-	(1,600,000)	-	(1,600,000)
Exercise of stock options and warrants	2,016,660	2,016	(1,914)	-	-	-	102	-	102
Common stock issued for services	2,281,887	2,281	49,125	-	-	-	51,406	-	51,406
Noncontrolling interest (Note 4)	-	-	-	-	-	-	-	2,500	2,500
Net loss	-	-	-	-	-	(38,964,882)	(38,964,882)	(4,708,350)	(43,673,232)
Balance as of December 31, 2021	767,525,220	$767,525	$71,041,101	(35,273,749)	$(2,714,312)	$(59,946,592)	$9,147,722	$(1,026,337)	$8,121,385

Issuance of common stock	467,451	468	1,498,402	-	-	-	1,498,870	-	1,498,870
Stock-based compensation expense	-	-	165,926	-	-	-	165,926	-	165,926
Repurchase of common stock (Note 14)	-	-	-	(4,236,898)	(675,134)	-	(675,134)	-	(675,134)
Exercise of stock options and warrants	4,478,730	4,479	1,524	-	-	-	6,003	-	6,003
Common stock issued for services	467,014	466	197,155	-	-	-	197,621	-	197,621
Non-cash dividend (Note 9)	-	-	(73,052)	-	-	-	(73,052)	-	(73,052)
Net loss	-	-	-	-	-	(32,623,856)	(32,623,856)	(1,503,463)	(34,127,319)
Balance as of December 31, 2022	772,938,415	$772,938	$72,831,056	(39,510,647)	$(3,389,446)	$(92,570,448)	$(22,355,900)	$(2,529,800)	$(24,885,700)

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,127,319)	$(43,673,232)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	72,230	9,468,100
Noncash interest on convertible notes	-	(4,281,000)
Operating expenses, including cost of contract amendment, paid with Unicoin Rights (Note 8)	13,199,213	-
Operating expenses paid with digital assets (Note 6)	435,621	-
Noncash consideration from customers of Unicorns, Inc. (Note 5)	(4,339,000)	-
Impairment of digital assets (Note 6)	628,621	15,748
Write-off of digital assets (Note 6)	850,853	-
Realized gain on disposal of digital assets	(49,759)	-
Depreciation and amortization expense	362,783	354,732
Bad debt expense	-	20,343
Noncash operating lease expense	153,001	-
Changes in operating assets and liabilities:
Trade receivables payable in cash	42,053	(1,059,110)
Receivables from affiliates	-	11,991
Prepaid expenses and other current assets	(536,344)	213,955
Accounts payable	239,590	1,665,534
Accrued expenses and payroll liabilities	(766,876)	1,372,127
Deferred revenue	(32,061)	48,847
Deferred income tax	44,404	127,109
Operating lease liability	(153,200)	-
Other liabilities	(47,013)	574,896
Net cash used in operating activities	(24,023,203)	(35,139,960)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of related party promissory note (Note 14)	-	200,000
Purchase of property and equipment	(48,759)	(5,322)
Proceeds from sale of digital assets	235,768	-
Net cash provided by investing activities	187,009	194,678
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	75,051	1,181,000
Payment of short-term debt	(588,000)	-
Proceeds from related party loan payable (Note 14)	645,000	-
Proceeds from sales of Unicoin Rights (Note 8)	22,546,924	-
Proceeds from sales of common stock	1,475,890	25,774,892
Repurchase of common stock	(675,134)	(100,000)
Proceeds from exercise of stock options and warrants	6,003	102
Net cash provided by financing activities	23,485,734	26,855,994

NET DECREASE IN CASH AND CASH EQUIVALENTS	(350,460)	(8,089,288)
CASH AND CASH EQUIVALENTS—Beginning of period	1,872,529	9,961,817
CASH AND CASH EQUIVALENTS—End of period	$1,522,069	$1,872,529

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$119,381	$-
Cash paid for taxes	91,955	167,589

Non-cash investing and financing activity:
Market value of digital assets received as proceeds from sales of common stock (Notes 6 and 9)	22,980	218,721
Market value of digital assets received as proceeds from sales of private placement unsecured notes (Notes 6 and 7)	5,049	35,000
Market value of digital assets received as proceeds from sales of Unicoin Rights (Notes 6 and 8)	1,835,102	-
Common stock received in payment of related party promissory note (7,894,737 shares) (Note 14)	-	1,500,000
Non-cash dividend of Unicoin Rights (730,524,705 rights) (Notes 8 and 9)	73,052	-
Receipt (i.e., “collection”) of private company equity securities previously classified as Unicorn Hunters non-cash receivables (Note 5)	298,000	-
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC 842 (Note 2)	187,963	-
Recognition of new operating lease right-of-use assets and operating lease liabilities for leases entered into during the year	314,669	-

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN Inc.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

NOTES TO Consolidated FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Name Change

On October 6, 2022, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from TransparentBusiness, Inc. to Unicoin Inc. (“Unicoin” or the “Company”). The name change was effective as of October 6, 2022.

Description of Business

Unicoin Inc. formerly known as TransparentBusiness, Inc. was incorporated in the state of Delaware on June 22, 2015. The Company’s SaaS (Software-as-a-Service) platform was developed in 2008 by KMGi Group, the predecessor to Unicoin as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling of contractors. The TransparentBusiness platform has been in use since 2009, initially under the name TransparentBilling, Inc. serving KMGi Group’s internal operations. The Company markets its services throughout the United States of America.

In addition to operating its original SaaS business, the Company wholly owns two TaaS (Talent-as-a-Service) companies and platforms, SheWorks! and Yandiki, and holds majority ownership interests in ITSQuest, Inc, (“ITSQuest”) a regional staffing agency, as well as Unicorns, Inc. (“Unicorns” or “Unicorn Hunters”) which produces reality television/streaming shows.

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

In November 2020 the Company acquired a 51% ownership interest in ITSQuest, Inc which is a regional staffing agency with twelve locations throughout New Mexico and Texas. ITSQuest has significant contact with employers throughout the US Southwest and utilizes its sales force and contacts to promote and sell the Company’s SaaS and TaaS products. Customers of ITSQuest are primarily governmental agencies.

In April 2021, the Company acquired a 66.67% ownership interest in Unicorns, Inc. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience.

Business Organization

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and profit (loss). The Company currently operates in the following three reporting segments: SaaS, TaaS and Unicorn Hunters. Refer to Note 17 – Segment Information.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $34,127 thousand and $43,673 thousand and used cash in operating activities of $24,023 thousand and $35,140 thousand for the years ended December 31, 2022 and 2021 and had an accumulated deficit of $92,570 thousand and $59,947 thousand as of December 31, 2022, and 2021, respectively, and expects to incur significant additional losses in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Unicoin Inc., its wholly owned subsidiaries, SheWorks, Inc. (“SheWorks”) and Yandiki Inc. (“Yandiki”), as well as ITSQuest Inc. (“ITSQuest”) and Unicorns, Inc (“Unicorns”). These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest and Unicorns which are 51% and 66.67% owned, respectively, the minority interests are reflected in the consolidated financial statements as non-controlling interests (“NCI”), as more fully discussed below.

Reclassification of Operating Costs and Expenses

During the three months ended June 30, 2022, the Company reclassified certain operating costs and expenses within the consolidated statements of operations and comprehensive loss. Prior-period amounts were revised to conform with the current presentation. These changes had no impact on the Company’s previously reported consolidated net income (loss), total operating expenses, financial position, or cash flows.

The reclassifications resulted from a refinement of the Company’s approach to allocation of expenses to its departments. This refined methodology resulted in a reduction of sales and marketing expense and increases in general and administrative expense and research and development expense as summarized in the table below.

The reclassifications relating to the year ended December 31, 2021 were as follows:

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	Reclassified
Operating Costs and Expenses:
General and administrative	$24,404,631	$995,679	$25,400,310
Sales and marketing	13,753,501	(1,043,439)	12,710,062
Research and development	422,354	47,760	470,114
Total Operating Costs and Expenses	$38,580,486	$-	$38,580,486

The classification of operating costs and expenses included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 conform to the refined methodology described above.

Variable Interest entity

The Company’s policy is to consolidate all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance under ASC 810 “Consolidation” (“ASC 810”) requires an analysis to determine if an entity should be evaluated for consolidation under the voting interest entity (“VOE”) model or the variable interest model (“VIE”). Under the VOE model, controlling financial interest is generally defined as majority ownership of voting interests. The consolidated financial statements include the accounts of all subsidiaries or other entities in which the Company has a direct or indirect controlling financial interest.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include: the valuation of Unicoin Rights and the related embedded feature, valuation of non-cash contract consideration received from certain investors in Unicoin Rights, the valuation of non-cash consideration received from Unicorns customers and the associated revenue recognition; valuation of investments in private companies; valuation of the Company’s common stock as a private company, valuation of the NCI in ITSQuest; valuation of the ITSQuest contingent divestiture; determination of the fair value of assets acquired and liabilities assumed in the business combination with ITSQuest; determination of the useful lives assigned to intangible assets; determination of the fair value of the ITSQuest indemnification asset and related tax liability; assessments for potential impairment of goodwill and intangible assets including digital assets; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of December 31, 2022, the Company had $700 thousand of cash in excess of the FDIC insured amount. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

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

As more fully discussed in the Revenue Recognition section below, accounts receivable for Unicorns generally consists of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options, warrants or shares to the Company. These options or warrants typically have a term of five to ten years and are recorded at their estimated fair values. Unicorns invoices customers when an episode is distributed for broadcast or streaming. Receipt of the option or warrant certificates is handled on a case-by-case basis in accordance with each customer agreement. Unicorns receivables are classified as current because the underlying option or warrant certificates are expected to be received within one year of release or distribution of each related episode.

Subsequent to receipt of these option, warrant or share certificates, the related receivables are reclassified to investments in privately-held companies, a long-term asset account. The Company does not charge interest for past due accounts and does not require any collateral for its receivables. As more fully discussed in the Revenue Recognition section below, Unicorns non-cash consideration is recorded at fair value as determined at, or near date of contract inception. As permitted by a practical expedient provision in ASC 606 “Revenue Recognition,” the Company does not adjust Unicorns contract consideration for the effects of a significant financing component if, at contract inception, management expects the period between time of service and payment to be less than one year.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its consolidated balance sheets with no change in the assets’ measurement. Accordingly, the Company records the receivable on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of December 31, 2022 and 2021, the Company recorded a liability of $653 thousand and $804 thousand, respectively, towards the Factor which is included in other current liabilities on the Company’s consolidated balance sheets. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the Company incurred $74 thousand and $60 thousand in factoring fee expense, respectively.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. The Company writes off a receivable and charges it against its recorded allowance when all collection efforts are exhausted without success. Amounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. For Unicorns, revenue and receivables are generally in the form of commitments from companies, that have appeared on the Unicorn Hunters show, to issue stock options or warrants to the Company.

As discussed in the Investments in Privately-Held Companies section below, the fair value of options or warrants of private companies, held upon settlement of such receivables, may fluctuate subsequent to receipt resulting in charges or gains to the Company’s consolidated statements of operations and comprehensive loss in future periods. During the years ended December 31, 2022 and 2021, the Company incurred no bad debt expense.

Investments in Privately-Held Companies

In accordance with ASC 321 “Investments-Equity Securities” (“ASC 321”), equity securities for which the Company has no significant influence (generally less than a 20% ownership interest), and which do not have readily determinable fair values, are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investments of the same issuer. Gains and losses on investments in equity securities are recognized in the consolidated statements of operations and comprehensive loss.

The Company regularly reviews such equity securities for impairment based on a qualitative assessment which includes, but is not limited to (i) significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee, (ii) significant adverse changes in the regulatory, economic or technological environment of the investee and (iii) significant adverse changes in the general market condition of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, (v) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies, or non-compliance with statutory capital requirements or debt covenants. If an equity security is impaired, an impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the difference between the fair value of the investment and its carrying amount. If such impairment is determined prior to receiving options or warrants to be received as consideration for Unicorns customer contracts, the related loss on impairment is reflected as bad debt expense. As of December 31, 2022, to date, no impairment or bad debt expense had been recorded on such long-term investments in private companies or non-cash receivables.

Digital Assets

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Tether (USDT) as consideration from certain investors in exchange for equity, debt or Unicoin Rights issued by the Company. The Company records the initial cost basis at then-current quoted market prices and presents all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Fair value of the Company’s digital assets is determined in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). The Company has ownership and control of its digital assets and utilizes Coinbase, a third-party custodian, to secure its holdings and facilitate transactions.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then-current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within loss from operations in the consolidated statements of operations and comprehensive loss in the period in which the impairment is identified. The impaired digital assets are written down to their fair values at the time of impairment and this new cost basis is not adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are recorded within loss from operations in the consolidated statements of operations and comprehensive loss. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

The Company uses digital assets as payment to vendors for goods or services from time to time. The Company computes resulting gains or losses by subtracting the then-current carrying value from the realized proceeds or the fair value of cryptocurrencies on the goods or services transaction date, or the fair value of the goods or services received in exchange for cryptocurrencies, if more readily determinable. Such transactions are processed by the Company’s digital assets custodian. The transfer of control and transaction date are based on the transaction date as indicated in reports from the custodian. Gains and losses are determined separately for each digital asset purchase in accordance with the first in first out (FIFO) method of accounting.

Goodwill and Acquisition-Related Intangible Assets

Goodwill and finite-lived intangible assets resulted from the acquisition of ITSQuest in 2020. Intangible assets consist primarily of customer relationships and trade names. Upon acquisition, the purchase price was first allocated to identifiable assets and liabilities, including customer-related intangible assets and tradenames, with any remaining purchase price recorded as Goodwill. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally 15 years for customer relationships and 5 years for trade names. Straight line amortization is not materially different from an amortization method based upon projected future cash flows from the customers acquired.

The Company tests goodwill impairment under ASC 350 at least annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). There was no impairment of goodwill during the years ended December 31, 2022 and 2021.

The Company tests finite-lived intangible assets and other long-lived assets under ASC 360 whenever impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of long-lived assets is evaluated at the asset-group level. An asset group is defined as the lowest level of identifiable cash flows that are largely independent of the cash flows of other groups of assets or liabilities. There was no impairment of finite-lived intangible assets or other long-lived assets during the years ended December 31, 2022 and 2021.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives, as defined by ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, derivative financial instruments that are accounted for as liabilities are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the accompanying consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheets date. The Company did not have any significant derivative instruments during the years ended December 31, 2022 or 2021.

Equity Warrants

The Company has issued warrants to individuals who provided referrals to accredited investors that resulted in sales of ordinary shares in connection with the Company’s various funding rounds. Warrants issued by the Company are evaluated as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2022 and December 31, 2021 all of the Company’s outstanding warrants were classified as equity in accordance with ASC 815-40.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”), which supersedes the previous accounting guidance for leases included in ASC 840, Leases (“ASC 840”). The new guidance generally requires an entity to recognize on its balance sheet operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets, as well as to recognize the associated operating lease expenses on its statements of operations.

The Company adopted and began applying ASC 842 effective January 1, 2022 in accordance with ASU No. 2018-11, Targeted Improvements to ASC 842 using a modified retrospective approach. The Company elected not to adjust comparative periods and will continue to disclose reporting periods prior to January 1, 2022 under ASC 840.

The Company elected the package of practical expedients, which allows the Company to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases and treatment of initial direct costs for any existing leases. Additionally, the Company elected to exclude leases with a term of 12 months or less on its consolidated balance sheets.

The adoption of ASC 842 resulted in the recognition of $188 thousand of operating lease ROU assets and $188 thousand of operating lease liabilities on the consolidated balance sheet as of January 1, 2022. Refer to Note 12 for further information.

Business Combinations

The Company accounts for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, Business Combinations (“ASC 805”) whereby the results of operations, including the revenues and earnings of the acquiree, are included in the consolidated financial statements from the date of acquisition. Additionally, assets acquired, and liabilities assumed are recognized at fair values based on widely accepted valuation techniques in accordance with ASC 820, Fair Value Measurement (“ASC 820”), as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date.

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

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which is comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is a right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of December 31, 2022 and 2021 no such reserves were recorded.

The Company’s customers include government institutions, Fortune 500 Companies, and small businesses. At contract inception, the Company assesses the product offerings in its contracts to identify performance obligation(s) that are distinct. A performance obligation is distinct when the customer can benefit from it on its own or together with other resources that are readily available and when it is separately identifiable from other items in the contract. Historically, costs to obtain a contract have not been significant.

To identify its performance obligation(s), the Company considers all the promises in the contract for SaaS, TaaS or Unicorns Services. The Company has concluded there to be a single performance obligation in each of these services. For SaaS arrangements, the primary obligation is the license issuance to the customer to access the Company’s workforce platform. For TaaS arrangements, the primary performance obligation is services provided to the customer by the professional resulting in hours accrued or milestones reached. For Unicorns arrangements, the primary performance obligation is to provide customers with publicity and exposure through appearance on the Unicorn Hunters show which occurs when an episode is distributed for broadcast or streaming.

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

Revenue and accounts receivable for Unicorns generally consists of the fair value of stock options, warrants or shares of common stock committed from companies that have appeared on the Unicorn Hunters show. Contract consideration is fixed at contract inception and has historically been received in one of two forms; 1) either a pre-determined number stock options, warrants or shares or 2) options or warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Other key terms specified in customer contracts include the exercise price and the duration or term of the options or warrants. The options or warrants underlying the commitments typically have a term of five to ten years and accounts receivable are recorded at the estimated fair value of such options or warrants as determined at contract inception. The estimated fair value of stock options and warrants, expected to be received as consideration, is dependent on the fair value of the underlying equity of each privately held presenting company.

The fair value of such underlying private company equity is determined based on (i) the valuation indicated in a recent round of financing (ii) a recent pre-existing third-party valuation report or (iii) a new third-party valuation report as of or near the date of contract inception. Third-party valuation reports consider factors such as recent financing rounds, third-party financing transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and other factors based on facts and circumstances specific to each privately held presenting company. For non-cash consideration in the form of stock options or warrants of the presenting company, the Company, with assistance from third-party valuation advisors, determines the fair value of such consideration using the Black-Scholes option pricing model which, in addition to the fair value of underlying stock, considers the term of the stock options or warrants, exercise price, volatility, interest rate and dividend yield. These are Level 3 estimates under the fair value hierarchy because they involve significant unobservable inputs. The valuation of stock options or warrants committed by Unicorns customers requires management judgment due to the absence of an observable market price for those options or warrants.

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

For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue and related revenue is recognized over the subscription period. For TaaS contracts, the Company’s staffing contracts are typically for a duration of less than a year and are either on a fixed hourly rate basis or on a fixed cost basis billed upon satisfaction of respective milestones. For Unicorns contracts, customers are billed when an episode is distributed for broadcast or streaming.

The Company typically invoices its customers at the end of each month in cases where the contracts involve billing based on fixed hourly rates and/or once a milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period when fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized over time using an output method based upon milestones achieved. Revenue is recognized once a milestone is reached for an amount of the transaction price that is proportionate to the total milestones in the contract. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer. For Unicorns contracts, the promise to the customer is fulfilled and revenue is recognized for the entire transaction price when an episode is distributed on the Unicorn Hunters website.

Revenue from TaaS arrangements is recorded on a gross basis, as principal, rather than on a net basis, as agent. The Company concluded that it is the principal in these arrangements because the Company contracts separately with customers and service providers, is responsible for directing service providers to meet the agreed upon customer specifications, has discretion to establish pricing for services provided to end customers and bears the primary risks related to billing, collection and customer satisfaction.

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

The Company had deferred revenue of $19 thousand and $51 thousand as of December 31, 2022 and December 2021, respectively. The amount of revenue recognized in fiscal 2022 and 2021 that was included in deferred revenue at the beginning of the periods was $51 thousand and $2 thousand, respectively.

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

Cost of Revenue

For the SaaS and TaaS segments, cost of revenue includes salaries, and personnel compensation costs, associated with the Company’s website hosting and other costs including providing technical support, materials, and supplies. For Unicorns, cost of revenue includes salaries and personnel compensation costs as noted for SaaS and TaaS but also includes third party costs for production team, celebrity hosts and travel. The Company evaluates if Unicorn Hunters show production costs are expected to be recovered. Costs are capitalized if expected to be recovered and otherwise are expensed as incurred. Any capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. No production costs were capitalized during the years ended December 31, 2022 or 2021 because of uncertainty about recovery of such costs during the Company’s early stages.

General and Administrative Expense

General and administrative costs primarily consist of compensation, employee benefits, and stock-based compensation related to executive management, finance, administration and human resources, facility costs, professional service fees, and other general overhead costs.

Sales and Marketing Expense

Sales and marketing costs principally consist of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel. Sales, marketing and advertising costs are expensed as incurred. During the years ended December 31, 2022 and 2021, the Company incurred $11,570 thousand and $11,409 thousand in advertising expense, respectively. Sales and marketing expense includes costs associated with promoting the Unicorn Hunters show and obtaining new investors for the Company.

Research and Development Expense

Research and development costs are related to maintaining and improving the Company’s software platform and primarily consist of personnel-related costs, including salaries and bonuses, benefits and stock-based compensation expense. Research and development costs related to internal use software are not material and are expensed as they are incurred.

Stock-Based Compensation Expense

The Company measures and records stock-based compensation expense related to stock awards and stock options awarded to certain officers, directors, employees and consultants based on the grant date fair value of the award under ASC 718, Stock Compensation (“ASC 718”). The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, of the individual option, generally equal to the vesting period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations and comprehensive loss in the period in which the change was enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. The Company is subject to examinations by federal and state authorities for the income tax periods that remain open. In the event that a taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the consolidated financial condition or results of operations.

The consolidated financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. In the event that the Internal Revenue Service (“IRS”) or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the consolidated financial condition or results of operations. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Net Loss per Share

Net loss per common share is computed pursuant to ASC 260-10, Earnings Per Share (“ASC 260”). Basic net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding. For each of the years ended December 31, 2022 and 2021, the Company had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation because the effect would have been anti-dilutive.

Contingent Liabilities

The Company accounts for contingent liabilities in accordance with the ASC 450, Contingencies (“ASC 450”). This guidance requires management to assess potential contingent liabilities that may exist as of the date of the consolidated financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in the notes to the consolidated financial statements.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. In addition, as more fully described above, the Company has non-cash receivables consisting of options and warrants to purchase common stock in small privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values.

As discussed above and in Note 6, the Company has accepted digital assets as consideration from certain investors in exchange for equity, debt or Unicoin Rights issued by the Company. Digital asset market values are subject to significant fluctuations based on supply and demand for such digital assets and other factors. The Company can either hold, sell, or use digital assets as payment to vendors. Digital asset price risk could adversely affect future operating results including earnings, cash flows and the Company’s ability to meet its ongoing obligations.

During the year ended December 31, 2022, the Company had two customers for which revenue accounted for more than 10% of total revenue. These customers accounted for approximately 17% and 10% of the Company’s revenue. These customers accounted for 37% and 6% of the Company’s accounts receivables, respectively as of December 31, 2022. During the year ended December 31, 2021, the Company had four customers for which revenue accounted for more than 10% of total revenue. These customers accounted for approximately 12%, 11%, 10% and 10% of the Company’s revenue. These customers accounted for 34%, 2%, 30% and 5% of customer receivables, respectively, as of December 31, 2021.

The Share Exchange Agreement that the Company entered into in order to acquire a majority stake in ITSQuest, as amended on December 28, 2022, contains a contingent divestiture provision whereby if by December 31, 2024, the Company does not either (i) engage in an initial public offering of its securities at a price of at least $10.00 per share or (ii) cause the Company’s proposed security tokens (Unicoins) to become tokenized and listed on a cryptocurrency exchange with a quoted price at or above $1.00 per token, then the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the Share Exchange Agreement. As of the date of filing of this Annual Report on Form 10-K, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,225 thousand, revenues of $15,667 thousand, and generated gross margins of $3,218 thousand as of and for the year ended December 31, 2022, respectively.

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

Accounting Pronouncements Recently Adopted

The Company currently qualifies as an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Start-ups Act of 2012, or the “JOBS Act.” Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to adopt new or revised accounting guidance within the same time period as private companies.

As discussed in Notes 2 and 12, in February 2016, the FASB issued ASU No. 2016-02, Leases. Under ASU 2016-02, an entity is required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s consolidated balance sheets for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 requires new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. On June 3, 2020, the FASB issued ASU 2020-05 which amended the effective dates of ASC 842 to give immediate relief from business disruptions caused by the COVID-19 pandemic and provides a one-year deferral to the effective date for non-public companies.

Therefore, as amended, the standard was effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Accordingly, the Company has adopted the new guidance effective January 1, 2022 in connection with the issuance of these financial statements for the year ended December 31, 2022 and will apply the provisions of ASC 842 to interim periods beginning January 1, 2023. The Company utilized the optional transition method to the modified retrospective approach in which ASC 842 is applied to comparative periods presented and incremental disclosures are not required for periods before the Company’s adoption of ASC 842. Refer to Note 12 for the Company’s ASC 842 lease disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for fiscal years beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022. Most amendments within this accounting standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company’s adoption of the standard for the year ended December 31, 2022 did not have a significant impact on the consolidated financial statements.

Recently Issued Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), that requires companies to present certain financial assets net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. ASU 2016-13 is effective for the Company’s annual and interim periods beginning after December 15, 2022 with early adoption permitted. The Company’s adoption of the standard on January 1, 2023 did not have a significant impact on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify accounting for convertible instruments by removing major separation models required under current U.S GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will no longer be available. ASU 2020-06 is effective for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect to early adopt the new standard and is currently evaluating the impact that the standard will have on its consolidated financial statements and disclosures.

NOTE 3 – UNICORNS ACQUISITION

On April 8, 2021, Alex Konanykhin, founder of Unicorns, a Nevada corporation, issued 50,000,001 shares of Unicorns common stock to the Company out of the 75,000,000 shares it had issued to date. the Company became the majority owner of Unicorns, obtaining a 66.67% interest. In addition to the Company’s 66.67% interest in Unicorns, 20,000,000 shares of Unicorns or 26.67% are held by officers and directors of the Company. This consists of 5,000,000 shares or 6.67% held by Alex Konanykhin, CEO of the Company, 5,000,000 shares or 6.67% held by Silvina Moschini, President of the Company, 2,500,000 shares or 3.33% held by Andrew Winn, CFO of the Company and 7,500,000 shares or 10.00% held by Moe Vela, a Company director. The remaining 5,000,000 shares, or 6.66%, are held by Craig Plestis, Executive Producer of the Unicorn Hunters show. As such, Unicorns and the Company are under common control.

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

Unicorns is a separate reportable segment for the Company. Refer to Note 17 for revenues, cost of revenues and gross profit related to Unicorns.

NOTE 4 – FAIR VALUE MEASUREMENT

The Company measures the fair value for financial instruments under ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, as follows:

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

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of December 31, 2022

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$166,343	$166,343	$-	$-	$166,343

As of December 31, 2021

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$572,721	$572,721	$-	$-	$572,721

As discussed in Note 8, the obligation to settle the Company’s Unicoin Rights liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. The embedded feature was initially valued at $0 and is not expected to fluctuate until the Unicoin is launched or probable of launch.

Assets Measured at Fair Value on a Non-Recurring Basis

As discussed in Notes 2 and 5, consideration from Unicorns customers generally consists of commitments to issue stock options or warrants from customers which appear on the Unicorn Hunters show. This non-cash consideration is recognized in accounts receivable at the estimated fair values at or near the dates of contract inception using Level 3 inputs. The fair value of these commitments, as well as the options or warrants of private companies, held upon settlement of such receivables, as measured using Level 3 inputs, may fluctuate as discussed in the Company’s accounting policy for private company investments, which is included in Note 2. Certain other items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

NOTE 5 – INVESTMENTS IN PRIVATELY-HELD COMPANIES

As discussed in Note 2, revenue and accounts receivable for Unicorns generally consists of the fair value of stock options or warrants committed from companies that have appeared on the Unicorn Hunters show. The options or warrants underlying the commitments typically have a term of five to ten years and accounts receivable are recorded at the estimated fair value of such options or warrants as determined at contract inception. Subsequent to issuance of the option or warrant certificates to the Company, the related receivables are reclassified to investments in privately-held companies, a long-term asset account representing investments in private company equity securities.

The Company’s non-cash receivables and the underlying investments in privately-held companies do not have readily determinable fair values. Their initial cost is subsequently adjusted to fair value on a nonrecurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer or for impairment. These investments are classified within Level 3 of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights and obligations related to these securities. These valuations require management judgment due to the absence of an observable market price and lack of liquidity.

As shown in the table below, no impairments or upward adjustments to estimated fair values have been recorded to-date because there have been no observable price changes related to the Company’s investments in privately held companies or non-cash receivables representing promises to issue such securities.

The following tables summarize the Company’s non-cash receivables and investments in privately held companies as of December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021
Unicorn Hunters non-cash receivables	$8,322,000	$4,281,000
Investments in privately-held companies	298,000	-
Carrying value of Unicorn Hunters non-cash consideration	$8,620,000	$4,281,000

	December 31,	December 31,
	2022	2021
Cost of investments in privately-held companies	$298,000	$-
Cumulative impairments	-	-
Cumulative upward adjustments	-	-
Carrying value of investments in privately-held companies	$298,000	$-

During the year ended December 31, 2022, the Company received option or warrant certificates from two customers with an aggregate carrying value, and estimated fair value, of $298 thousand. No such receipts took place during the year ended December 31, 2021. Upon receipt the Company reclassified the amounts from Unicorn Hunters non-cash receivables to Investments in privately held companies. As discussed in Note 18, subsequent to December 31, 2022, the Company received warrant certificates from one Unicorn Hunters customer with an aggregate carrying value of $2,241 thousand.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS

Goodwill and Acquisition-Related Intangible Assets

As of both December 31, 2022 and 2021, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill during the year ended December 31, 2022 and 2021. The Company’s goodwill was not tax deductible for income tax purposes.

Intangible assets consisted of the following at December 31, 2022 and 2021:

		December 31, 2022
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationship	15 years	$3,011,000	$418,193	$2,592,807
Trade Names	5 years	770,000	320,835	449,165
		$3,781,000	$739,028	$3,041,972

		December 31, 2021
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$217,461	$2,793,539
Trade Names	5 years	770,000	166,833	603,167
		$3,781,000	$384,294	$3,396,706

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

Amortization expense related to intangible assets was $355 thousand for the years ended December 31, 2022 and 2021. As of December 31, 2022, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2023	$354,733
2024	354,733
2025	341,900
2026	200,733
2027	200,733
Thereafter	1,589,140
Total	$3,041,972

During the fourth quarters of the years ended December 31, 2022 and 2021, the Company performed qualitative assessments of goodwill and intangible assets to determine if the carrying values of these assets exceeded their fair values noting there were no indicators of impairment for goodwill or intangible assets.

Digital Assets

During the years ended December 31, 2022 and 2021, the Company received digital assets as consideration from investors for the purchases of Unicoin Rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Litecoin (LTC), Tether (USDT), Dai (DAI) and USD Coin (USDC). The Company utilized $428 thousand and $0 of its digital asset holdings for vendor payments during the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, the Company recorded $629 thousand and $16 thousand, respectively, of impairment losses on such digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, there were no sales of digital assets thus no realized gains were recorded.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings as of and for the year ended December 31, 2021:

	December 31, 2022	December 31, 2021
Bitcoin (BTC)	$-	$167,795
Bitcoin Cash (BCH)	-	-
Ethereum (ETH)	-	24,365
Litecoin (LTC)	-	3,482
Tether (USDT)	-	-
USD Coin (USDC)	-	42,331
Total	$-	$237,973

Year Ended December 31, 2022	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Dai	Tether	USD Coin	Total
Beginning balance	$167,797	$-	$24,365	$3,482	$-	$-	$42,329	$237,973
Received as consideration in sales of common stock	20,999	-	-	-	-	-	1,981	22,980
Received as consideration in sales of private placement notes	-	-	-	-	-	5,049	-	5,049
Received as consideration in sales of Unicoin Rights	669,243	5,193	377,254	17,303	19,800	32,956	713,353	1,835,102
Proceeds from disposal of digital assets	(235,768)	-	-	-	-	-	-	(235,768)
Realized gain on disposal of digital assets	49,759	-	-	-	-	-	-	49,759
Vendors payments	(275,501)	-	-	-	-	(38,000)	(115,040)	(428,541)
Impairments	(390,508)	(5,155)	(213,210)	(19,748)	-	-	-	(628,621)
Write-off pending resolution with custodian	-	-	(188,398)	-	(19,800)	-	(642,655)	(850,853)
Fees and other	(6,021)	(38)	(11)	(1,037)	-	(5)	32	(7,080)
Ending balance	$-	$-	$-	$-	$-	$-	-	-

Year Ended December 31, 2021	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Dai	Tether	USD Coin	Total
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Received as consideration in sales of common stock	156,897	-	24,495	5,000	-	-	32,329	218,721
Received as consideration in sales of private placement notes	25,000	-	-	-	-	-	10,000	35,000
Impairment recorded	(14,100)	-	(130)	(1,518)	-	-	-	(15,748)
Ending balance	$167,797	$-	$24,365	$3,482	$-	$-	$42,329	$237,973

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $0 and $373 thousand as of December 31, 2022 and 2021, respectively.

During the second half of the year ended December 31, 2022 the Company identified an $851 thousand difference between certain reports provided by its digital asset custodian. The Company’s digital assets, as reported in the consolidated balance sheet as of December 31, 2022, present the lower of the reported amounts and the $851 thousand difference was written off pending resolution with the custodian.

NOTE 7 – DEBT

As of December 31, 2022 and 2021 the Company held short-term debt of $708 thousand and $1,216 thousand, respectively. The Company did not hold any long-term debt as of December 31, 2022 or 2021.

During the year ended December 31, 2022, the Company issued unsecured promissory notes in a private placement with aggregate principal of $80 thousand (the “Unsecured Notes”). During the year ended December 31, 2021, the Company issued Unsecured Notes in a private placement with aggregate principal amount of $1,216 thousand. The Unsecured Notes bear interest at a rate of 20.0% per annum, payable, at maturity, and mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted.

The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As of December 31, 2022, $708 thousand of Unsecured Notes were outstanding and all are due and payable during the year ended December 31, 2023 to the extent holders do not elect to extend one additional year.

Interest expense on Unsecured Notes of $195 thousand and $116 thousand was incurred during the years ended December 31, 2022 and 2021, respectively, and was recorded as accrued expenses in the consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of December 31, 2022 approximates their carrying amounts.

NOTE 8 – UNICOIN RIGHTS FINANCING OBLIGATION

The Company is developing a security token called Unicoin (“Unicoins” or “Tokens”) whose value is intended to be supported by the returns generated by equity positions purchased from Unicorn Hunters show participants, as well as the returns from equity positions acquired from non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held by the Fund are liquidated through a liquidity event, some or all of the realized gains are to be distributed to holders of the Unicoins.

The holders of Unicoins will only realize a gain in the event of a liquidity event of such equity positions. Unicoin Rights do not represent an equity interest in the company or any other entity, there are no voting rights granted to the holder of Unicoin Rights, the Unicoin Rights Certificate currently does not trade on any stock exchange or cryptocurrency exchange platform, and that Unicoins might never be developed or launched and that this investment could result in total loss of invested funds.

The Company is offering Unicoin Right Certificates (“Unicoin Rights” or “Rights”) with terms and conditions which are set forth in a confidential private placement memorandum initially dated February 2022 (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder. Each U.S. domiciled investor in Unicoin Rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act.

During the year ended December 31, 2022, the Company issued Rights to acquire 4.4 billion Unicoins. The Company accounts for Unicoin Rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged as consideration for Rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. The Company concluded that it has a legal or contractual obligation and recorded an amount necessary to refund the amount originally paid by investors if holders’ reasonable expectation to receive Unicoins is not achieved.

To date, the Company has begun exploring possible service providers and exchanges which can assist with the tokenization of Unicoins and eventual launch but has not yet begun actual technological development or coding of the tokens. The Company reasonably expects that technical development can happen in a relatively short time, assuming regulatory readiness for launch, and hopes to complete this process by the end of the 2023 calendar year. Neither the Unicoin rights nor the tokenized Unicoins will grant any intellectual property rights to holders. As of December 31, 2022 and through the date of filing, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what amount, or on what terms, Unicoins will be available to be issued, if ever.

As of December 31, 2022 the outstanding financing obligation related to Unicoin Rights was $37,462 thousand. No Unicoin Rights were issued during the year ended December 31, 2021. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to develop and launch the Unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the Unicoin Rights Financing Obligation. Due to the currently undetermined rights of Unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to Unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the Unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the Unicoin is launched or probable of launch.

The fair value measurement of the Unicoin Rights Financing Obligation was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

The following table summarizes the components of the Unicoin Rights financing obligation recorded on the Company’s consolidated balance sheet as of December 31, 2022:

Nature / Category of Unicoin Right Holder	Form of Consideration	Number of Unicoin Rights	Unicoin Rights Financing Obligation
Accredited Investors	Cash and Digital Assets	1,532,851,167	$23,454,700
Unicoin Inc. Shareholders	Non-Cash Dividends	730,524,705	73,052
Employees, Contractors, Directors	Discretionary Compensation	330,052,274	361,119
Service Providers, Influencers and Employees	Services and Employee Labor	197,505,326	11,058,094
Subtotal		2,790,933,472	$34,946,965
ITSQuest Contingent Divestiture Amendment		20,000,000	1,780,000
Five-Year Deferred Payment Plan		1,630,136,422	297,882
Ten Year Prepaid Plan		2,131,667	437,000
Total		4,443,201,561	$37,461,847

Sales to Accredited Investors

Through December 31, 2022, Accredited Investors have paid $23,455 thousand including $21,620 thousand in cash and $1,835 thousand of digital assets for Unicoin Rights. The cumulative amounts were received from completed sales of Unicoin Rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.40. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holder of Unicoin Rights has a reasonable right to either 1) receive the number of Unicoins specified in their Unicoin Rights agreement upon the future development and launch of the Unicoin or 2) a refund of the amount invested in anticipation of the future development and launch of Unicoins. Therefore, the $23,455 thousand received has been recorded as a Unicoin Rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of Unicoin Rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of Unicoin Rights, prior to finalizing any plan to market and sell Rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such Rights. As a result, a de minimis value of $73 thousand representing the approximate fair value of the Rights at the time of the distribution, was ascribed to all Unicoin Rights for this class of holder.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued Unicoin Rights to certain employees, Board members and external contractors/consultants as discretionary awards. These Unicoin Rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded a specific value attributable to past or future services rendered by such individuals. The Unicoin Rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the Unicoin within the terms of the Unicoin Rights agreement, the amount that holders would be entitled to if the Unicoin is not ultimately launched is de minimis. A total of $361 thousand was recorded relating to the Unicoin Rights financing obligation associated with this discretionary class of holders.

Issued to Service Providers, Influencers and Employees

The Company has issued Unicoin Rights in exchange for services from advertising agencies, marketing firms and other vendors. Also, the Company has issued Unicoin Rights as part of the compensation package negotiated with certain employees. The related contracts for these third-party providers and employees specify the value provided, as negotiated by these parties, and the number of Unicoin Rights accepted as compensation for the dollar value of those services.

Similar to Accredited Investors, service providers exchanged a specified, negotiated value in exchange for Unicoin Rights and has rights to receive either 1) the negotiated number of Unicoins upon development or launch, or 2) payment of cash equivalent to the value of services provided. In addition, from time to time the Company engages Influencers to promote Unicoins and/or the Unicorn Hunters show in exchange for Unicoin Rights. The form of Influencer engagement may include promoting Unicoin in a social media post, making brief reference in a speech, posting about Unicoin on a website or any other media form. These contracts do not specify the value of services rendered by Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. A total of $11,058 thousand was recorded as the Unicoin Rights financing obligation in connection with Unicoin Rights issued to service providers, influencers and employees through December 31, 2022.

Five-Year Deferred Payment Plan

In August 2022 the Company began offering a five-year deferred payment plan (the “deferred payment plan”) to accredited investors in its ongoing Unicoin Rights offering. The deferred payment plan permits investors to purchase Unicoin Rights immediately and pay for such Unicoin Rights in five equal annual installments, with the first installment due one year after the date of purchase. Purchases through the deferred payment plan requires that investors provide collateral to the Company having a value of up to 20% of the total purchase price of the purchased Unicoin Rights. Collateral can be in the form of Company common stock owned by the investor, Unicoin Rights already owned by the investor, cash, digital assets or other assets with a demonstrable value, at the Company’s discretion, if such assets can be transferred to the Company or a valid lien on such assets can be secured. Pursuant to the terms of the installment payment plan, both the pledged collateral and the Unicoin Rights being purchased under the installment plan will be forfeited to the Company if the investor fails to make any of the five annual installment payments. Because there is no history of collections under the deferred payment plan and because there is uncertainty regarding payment in the event that Unicoins have not been developed and launched by the time the first annual installments become due, the Company has not recorded a receivable and a corresponding Unicoin Rights Financing Obligation for uncollected amounts. The Company has recognized an asset and a corresponding Unicoin Rights Financing Obligation for $298 thousand amount of cash collateral submitted by investors under the deferred payment plan. However, no asset will be recognized for the fair value of non-cash collateral unless and until one or more investors default on their payment obligation. As of December 31, 2022, accredited investors have signed contracts for the purchase of 1.63 billion Unicoin Rights under the deferred payment plan that may lead to proceeds of up to $170,418 thousand through the five-year payment plan if the Unicoin is successfully developed and launched and the Company’s deferred payment installment sales are fully executed. Upon receiving the annual payments over the five-year term or upon having sufficient history and other positive information regarding collectability to record accounts or notes receivable for remaining amounts due under the deferred sale arrangements, the Company expects to record cash or notes receivable and a corresponding financing obligation, as it would through Sales to Accredited Investors as discussed above, until the point in time that the investment contracts are settled through issuance of Unicoins.

The following table summarizes the pledged collateral pursuant to the deferred payment plan as of December 31, 2022:

Form of Collateral Received	Estimated Fair Value of Collateral Submitted
Cash	$297,882
Digital Assets	94,102
Unicoin Inc. Shares of Common Stock	1,931,116
Unicoin Rights	8,175,000
Real Estate	2,300,000
Total	$12,798,100

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the nominal value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on active exchanges.

○	Real Estate – Based on third-party appraisal.

○	Unicoin Inc. Common Stock Shares – Based on fair value of common stock based on external third-party appraisal.

○	Unicoin Rights – Based on the specific amounts recorded as a financing obligation for each Unicoin Right given as collateral

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to accredited investors in its ongoing Unicoin Rights offering. The investor remits a cash or digital asset deposit (the “principal”) for a period of up to ten years. After the first year, the investor can either withdraw the principal or apply it towards the purchase of Unicoins at 20 cents per unit. Five years after the deposit (the “maturity”), the investor earns a cumulative interest of 50% of the principal, which qualifies toward the withdrawal or purchase of Unicoins. As of December 31, 2022, total cash receipts of $437 thousand were recorded as Unicoin Rights financing obligation in connection with the prepaid plan.

ITSQuest Contingent Divestiture Amendment

In December 2022, the Company issued 20 million Unicoin Rights to the previous owners of ITSQuest as part of the consideration given in exchange for amending ITSQuest’s contingent divestiture provision. The accounting considerations of this transaction are discussed in Note 14. A total of $1,780 thousand was recorded relating to the Unicoin Rights financing obligation associated with these Unicoin Rights. representing the approximate fair value of the Unicoin Rights at the time of issuance.

Unicoin Rights Issued to Related Parties

The Unicorn Rights issuances discussed above include a total of 677 million Unicoin Rights, and the respective Unicoin Rights Financing Obligation of $3,170 thousand, which were issued to related parties during the year ended December 31, 2022. The composition of these is summarized in the following table:

Nature / Category	Relationship	Number of Unicoin Rights	Unicoin Rights Financing Obligation
Accredited Investors	Officers and Directors	3,000,000	30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	542,014,208	54,201
Discretionary Awards	Officers, Directors and their Families	83,514,999	453,705
Consideration for Services	Officers, Directors and their Families	28,747,043	852,514
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	20,000,000	1,780,000
Total		677,276,250	3,170,420

Other Matters

As of December 31, 2022, the Company held approximately $192 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in accrued liabilities on the consolidated balance sheet and in proceeds from sales of Unicoin Rights on the consolidated statements of cash flows.

NOTE 9 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 772,938,415 and 767,525,220 shares issued and 733,427,768 and 732,251,471 outstanding, net of treasury stock, as of December 31, 2022 and 2021, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the year ended December 31, 2022, the Company raised $1,499 thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a	92,500	1.95	$180,003
Round 4b	24,001	3.21	76,998
Round 5	343,564	3.61	1,241,869
Total stock issued	460,065		$1,498,870

As discussed in Note 6, $23 thousand of the proceeds referred to above was received in the form of digital assets.

During the year ended December 31, 2021, the Company raised $25,994 thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 3a	123,354	$0.16	$20,000
Round 3c	10,014	0.60	6,000
Round 3d	45,000	0.82	37,000
Round 4a	8,905,279	2.00	17,810,558
Round 4b	1,853,355	3.00	5,560,047
Round 5	764,067	3.35	2,560,008
Total stock issued	11,701,069		$25,993,613

As discussed in Note 6, $219 thousand of the proceeds referred to above was received in the form of digital assets.

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

Repurchases of Common Stock

During the year ended December 31, 2022 the Company repurchased 4,236,898 shares in exchange for consideration of $675 thousand. Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of December 31, 2022.

During the year ended December 31, 2021, the Company repurchased 8,894,737 aggregate shares in exchange for consideration of $1,600 thousand. As more fully discussed in Note 14, 7,894,737 of the above shares, with value of $1,500 thousand were received from Silvina Moschini as partial repayment of a related party promissory note. The remaining 1,000,000 shares were repurchased for cash of $100 thousand. Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

Shares of common stock reserved for future issuance are as follows:

	December 31,	December 31,
	2022	2021
Stock options outstanding (Note 10)	55,535,881	58,737,070
Warrants for common stock (Note 11)	10,310,000	11,570,000
Restricted stock units (Note 10)	369,571	788,797

Dividend of Unicoins

As discussed in Note 8, in connection with a February 10, 2022 board consent, the Company declared a non-cash dividend of one Unicoin Right per each common share of record held on February 10, 2022. Approximately 731 million Unicoin Rights were issued as non-cash dividends aggregating to $73 thousand, or $0.0001 per share and was recorded as a reduction of additional paid-in-capital and an increase to the Unicoin Rights liability in the Company’s consolidated balance sheet. The dividend was recorded as a reduction of additional paid-in-capital because the Company is in a retained deficit position.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

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

The Company recorded $12 thousand and $8,203 thousand of stock-based compensation expense related to stock option awards during the years ended December 31, 2022 and 2021, respectively. As discussed in Note 2, the Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term.

Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. The risk-free interest rate is based on the U.S. Treasury yield curve applicable to a period equal to the expected term of the award. The Company accounts for forfeitures as they occur.

The assumptions used to determine stock-based compensation expense are as follows:

	December 31,	December 31,
	2022	2021
Fair value of common stock	$0.39 - $0.94	$0.39 - $1.03
Expected term (in years)	10	10
Volatility	58.00% - 64.00%	50.0% - 57.70%
Risk-free rate	2.30% - 4.40%	1.47% - 3.01%
Dividend yield	-	-

The following is a summary of stock option activity and related information for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2021	40,686,717	$0.034		7.85	$8,182,157
Granted	18,612,020	0.010	$0.70
Exercised	(366,660)	0.0001			185,409
Forfeited	(195,007)	0.001
Ending balance December 31, 2021	58,737,070	0.029		7.58	58,764,812
Vested and exercisable as of December 31, 2021	58,730,659	$0.029		7.58	$58,758,906

Beginning balance January 1, 2022	58,737,070	$0.029		7.58	$58,764,812
Granted	17,541	1.030	$0.63
Exercised	(3,218,730)	0.002			3,280,250
Ending balance December 31, 2022	55,535,881	0.031		6.61	20,271,659
Vested and exercisable as of December 31, 2022	55,535,881	$0.031		6.61	$20,271,659

The intrinsic value of the stock options vested and exercisable as of December 31, 2022 and 2021 was $20,272 thousand and $58,759 thousand, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

As of December 31, 2022, there was no unrecognized equity-based compensation for stock options because all outstanding shares were fully vested.

The amount of cash received from exercise of share options during the years ended December 31, 2022 and 2021 was $6 thousand and $0.04 thousand, respectively.

Restricted Stock Units

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

RSU’s Classified as a Liability

Prior to July 2021 the Company issued Restricted Stock Units (“RSU’s”) in which the Company has an obligation to issue a variable number of shares that are based on a fixed monetary amount. These awards are classified as a liability. The Company measures the cost of employee services received in exchange for a liability classified award based on the fixed dollar value of the awards. As of December 31, 2022, no liability classified RSU’s were outstanding; all had either been vested and issued or forfeited.

The following table summarizes information about RSU’s as of and for the years ended December 31, 2022 and 2021:

	Liability Classified	Equity Classified	Total	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2021	685,625	-	685,625
Granted	43,956	2,341,103	2,385,059	$0.90
Vested	(557,334)	(1,724,553)	(2,281,887)
Forfeited	-	-	-
Ending balance - December 31, 2021	172,247	616,550	788,797

Beginning balance - January 1, 2022	172,247	616,550	788,797
Granted	-	219,830	219,830	$0.73
Vested	(99,534)	(367,480)	(467,014)
Forfeited	(72,713)	(99,329)	(172,042)
Ending balance - December 31, 2022	-	369,571	369,571

The Company recorded $60 thousand and $1,213 thousand of stock-based compensation expense relating to both equity and liability classified RSU’s during the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021 substantially all stock-based compensation expense was classified as general and administrative expense.

NOTE 11 – WARRANTS

In connection with the execution of multiple Private Placement Memoranda during the years ended December 31, 2018 and 2017, the Company granted warrants to purchase shares of the Company’s common stock at exercise prices ranging from $0.001 to $1.00 per share with a term of 10 years from the closing date of each offer. These were considered to be share issuance costs and were recognized in Additional Paid in Capital.

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common stock shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of December 31, 2022 and 2021 all warrants were classified as equity.

The following table summarizes information about common stock warrants as of and for the years ended December 31, 2022 and 2021, respectively:

	Number of Warrants	Weighted- Average Grant- Date Fair Value
Beginning balance as of January 1, 2021	13,220,000	$0.02
Granted	-
Exercised	(1,650,000)	0.02
Forfeited	-
Ending balance as of December 31, 2021	11,570,000	$0.02

Beginning balance as of January 1, 2022	11,570,000	$0.02
Granted	-
Exercised	(1,260,000)	0.02
Forfeited	-
Ending balance as of December 31, 2022	10,310,000	$0.02

NOTE 12 – LEASES

As discussed in Note 2, the Company adopted ASC 842 effective January 1, 2022 and applied a modified retrospective transition approach. The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2025. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of December 31, 2022, the remaining lease term of the Company’s operating leases ranges from less than one year to three years.

As of December 31, 2022, total operating lease ROU assets were $350 thousand. Operating lease liabilities totaled $349 thousand of which $150 thousand was included in current liabilities and $199 thousand was included in noncurrent liabilities on the consolidated balance sheet. As of December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 1.9 years and a weighted-average discount rate of 10%.

The Company recorded operating lease expense of $302 thousand and $257 thousand for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the company recorded operating lease expense of $168 thousand for leases which were capitalized as ROU assets and operating lease liabilities.

As discussed in Note 2, the Company elected to exclude leases with a term of 12 months or less from its consolidated balance sheets. For the year ended December 31, 2022, the Company recorded operating lease expense of $134 thousand for those short-term leases.

As of December 31, 2022, maturities of operating lease liabilities were as follows:

Amount
2023	$177,729
2024	142,953
2025	73,695
Future operating lease payments	394,377
Imputed interest	(44,946)
Total operating lease liabilities	349,431
Current portion	(149,802)
Operating lease liabilities, noncurrent	$199,629

The Company did not have any finance leases during the years ended December 31, 2022 or 2021.

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

As discussed in Note 2, the Share Exchange Agreement that the Company entered into in order to acquire a majority stake in ITSQuest, contains a contingent divestiture provision whereby if certain conditions are not met the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the Exchange Agreement. Refer to Note 14 for discussion regarding the trigger events of the contingent divestiture agreement. Such an event would cause the loss of ITSQuest-associated revenue to the Company while resulting in the Company having issued equity to the ITSQuest founders for only nominal consideration.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loan from Chief Executive Officer

During the second half of the year ended December 31, 2022, Alex Konanykhin, CEO and a director of the Company made interest-free advances totaling $645 thousand to the Company. The $645 thousand balance as of December 31, 2022 is included in the Company’s consolidated balance sheet as related party loan payable. These advances were for general corporate purposes. No maturity date is specified but management’s intent is to repay the loan during the year ended December 31, 2023 therefore the balance is classified as a current liability in the consolidated balance sheet.

Unicoin Rights Issued to Related Parties

As discussed in Note 8, a total of 677 million Unicoin Rights valued at $3,170 thousand were issued to related parties during the year ended December 31, 2022.

Unicorns Acquisition

As discussed in Note 3, in April 2021, Alex Konanykhin, CEO and director of the Company and founder of Unicorns, issued 50,000,001 shares of Unicorns common stock to the Company giving the Company a 66.67% majority interest in Unicorns. As discussed in Note 3, an additional 26.67% of Unicorns shares are held by officers and directors of the Company.

Related Party Promissory Note

On October 24, 2020, the Company entered into a one-year Loan Agreement and Promissory Note (“Loan Agreement”) for $1,700 thousand with the current President of the Company (the “Borrower”). The Loan Agreement accrues interest at 3.06% per annum. The loan was collateralized by 3,400,000 shares of Company common stock owned by Ms. Moschini. Using funds provided by this loan, Ms. Moschini acquired a residential real estate property in Miami, Florida and the Company used the property for corporate purposes. During the first half of 2021, $485 thousand of the $1,700 principal balance was repaid through a cash payment of $200 thousand and relinquishment of 1,500,000 shares of Company common stock valued at $0.19 per share based on a third-party valuation report.

During the year ended December 31, 2021, the remaining principal balance of $1,215 thousand was repaid through relinquishment of an additional 6,394,737 shares which were valued at $0.19 per share based on a third-party valuation report. During the year ended December 31, 2021 the Company recognized $17 thousand in interest income related to the Loan Agreement. Upon repayment of the loan, the space reverted to Ms. Moschini’s personal use. The receipt of shares was included with repurchases of common stock in the consolidated statement of changes in stockholders’ equity (deficit).

Extension of ITSQuest’s Contingent Divestiture Provision

On December 28, 2022, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2024 (i.e., by an additional 24 months). The original trigger event provided that if the Company did not engage in a public offering of its securities at a price of at least $10.00 per share by December 31, 2022, the Company would divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the original SEA. In addition to extending the date of the trigger event to December 31, 2024, the Amended SEA incorporated a second alternative trigger event, also required to be achieved on or before December 31, 2024, whereby ITSQuest would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “Unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

As consideration for the Amended SEA, 1,500,000 of the Company’s 3,500,000 shares remain subject to a holdback provision regarding tax liabilities (the “holdback provision”), pending resolution of the ITSQuest tax liability that existed at the time of ITSQuest’s acquisition, were released to the sellers of ITSQuest and 20,000,000 Unicoin Rights were issued upon its execution. The sellers of ITSQuest are a related party as they are employees and stockholders of Unicoin Inc. After release of the aforementioned shares, upon signing the Amended SEA, 2,000,000 shares of common stock remain subject to the holdback provision.

Because the measurement period for the ITSQuest acquisition ended, at the latest, on November 30, 2021, the impact of the Amended SEA was not considered as an adjustment to the original purchase price allocation. The Company recorded a Unicoin Rights financing obligation of $1,780 thousand associated with the amendment or settlement of the terms of the original contingent divestiture provision. This amount represents the fair value of the 20 million Unicoin Rights issued to the sellers of ITSQuest and is reflected as cost of contract amendment as operating expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

The Company compared the fair value of the shares subject to the holdback provision immediately before and after the amendment, concluding that the release of these shares prior to the resolution of the ITSQuest tax liability would result in immaterial incremental fair value. As a result, the Company did not record any additional expense associated with the early release of these shares in connection with the amended divestiture provision terms.

As a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,225 thousand, revenues of $15,667 thousand, and generated gross margins of $3,218 thousand, respectively, as of and for the year ended December 31, 2022, respectively.

NOTE 15 – INCOME TAXES

The components of income tax provision are as follows:

	2022	2021
Current:
U.S. federal	$93,678	$15,412
U.S. state	25,687	2,381
Foreign	-	148,859
Total current expense	119,365	166,652
Deferred:
U.S. federal	36,430	87,044
U.S. state	7,974	40,065
Total deferred expense	44,404	127,109
Total income taxes	$163,769	$293,761

The tax effects of temporary differences and tax loss carry forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2022 and 2021 are comprised of the following:

	2022	2021
Deferred income tax assets:
Net operating loss carry-forwards	$20,722,276	$17,019,200
Accrued expenses	2,774,859	-
Impairment of digital assets	153,217	3,751
Disallowed loss on digital assets	259,946	-
Outside basis difference on ITSQuest investment - contingent consideration	432,538	-
Operating lease liabilities	86,640	-
Other	10,012	1,221
Total deferred income tax assets	24,439,488	17,024,172

Deferred income tax liability:
Intangible assets	(759,295)	(849,439)
Outside basis difference on ITSQuest investment - acquisition equity	(461,698)	(452,516)
Unicorn Hunters unexercised stock options and warrants	(1,810,200)	(1,277,450)
ITSQuest tax accounting method	(385,079)	(416,723)
Operating lease right-of-use assets	(86,697)	-
Other	(9,876)	(1,331)
Total deferred income tax liability	(3,512,845)	(2,997,459)

Net deferred tax assets	20,926,643	14,026,713
Valuation allowance	(22,068,096)	(15,123,762)
Net deferred income tax liability	$(1,141,453)	$(1,097,049)

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2022 and 2021 with the exception of deferred taxes related to ITSQuest, a majority owned company. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the net deferred tax assets will not be realized. During the years ended December 31, 2022, and 2021, there was an increase of $6,944 thousand and $12,026 thousand to the valuation allowance, respectively. The Company’s valuation allowance was $22,068 thousand and $15,124 thousand as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company’s tax return filing group, Unicorns, Inc. and Subsidiaries had federal net operating loss carry-forwards of approximately $61,044 thousand, of which $275 thousand were generated prior to 2018 and will begin expiring in 2036. The remaining $47,139 thousand can be carried forward indefinitely. As of December 31, 2022, the Company had state net operating loss carry-forwards of approximately $34,979 thousand. The state net operating loss carry-forward will begin expiring in 2036. As of December 31, 2022, the Company’s majority owned investments in ITSQuest, Inc. and Unicorns, Inc. had federal net operating losses generated after 2018 of $0 and $26,225 thousand, respectively. ITSQuest, Inc. and Unicorns, Inc. had no state operating losses.

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	2022	2021
Current:
Tax at U.S. statutory rate	$(7,132,345)	$(9,109,689)
Foreign Tax withholding	-	148,859
State tax provision	515,552	(1,635,252)
Rate change	(343,623)	(597,625)
Deferred tax true up	136,555	(517,997)
Lobbying expenses	-	13,050
Other	43,296	(33,248)
Change in federal and state valuation allowance	6,944,334	12,025,663
Total income taxes	$163,769	$293,761

As of December 31, 2022, and 2021, the Company had $2,448 thousand and $2,876 thousand, respectively, of unrecognized tax benefits that, if recognized, would not impact the Company’s effective tax rate because the of the Company’s net operating loss carryforwards and the related valuation allowance. The total amount of unrecognized tax benefits could change within the next 12 months for a number of reasons, including audit settlements, tax examination activities, and the recognition and measurement considerations under this guidance.

The Company applies ASC 740 to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. The following is a tabular reconciliation of our total gross unrecognized tax benefits:

	2022	2021
Balance as of January 1	$2,876,281	$720,322
Reversals related to the prior year	(446,813)	-
Additions related to the current year	18,966	2,155,959
Balance as of December 31	$2,448,435	$2,876,281

Utilization of the domestic NOL and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than fifty percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carry-forward before utilization.

The Company’s income tax returns for all years remain open to examination by federal and state taxing authorities for a period of three years and four years after the utilization of its NOLs, respectively. ITSQuest income tax returns remain open to examination by federal and state taxing authorities for a period of three years. Generally, tax authorities can include returns filed within the last three years in an audit. If they identify a substantial error, tax authorities may add additional years, however no more than the last six years.

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

In November 2019, ITSQuest received final notice of proposed adjustments primarily related to the New Mexico Taxation and Revenue Department’s interpretation of the applicability of the gross receipts tax to staffing agencies. ITSQuest appealed the proposed adjustments. On June 17, 2021, the New Mexico tax authorities issued a decision denying ITSQuest’s protest and upholding ITSQuest’s assessment of $3,019 thousand in gross receipt tax plus applicable penalty and interest. The Company continues to accrue interest as an increase to both the tax liability and the indemnification asset. As of December 31, 2022 and 2021 the total liability, including penalty and interest, was $4,660 and $4,390, respectively. The related indemnification asset amounts were the same as the liability amounts.

NOTE 16 – NET LOSS PER SHARE

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

Calculation of net losses per share is as follows for the years ended December 31 2022 and 2021:

	Years Ended December 31,
Basic and Diluted:	2022	2021
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(32,623,856)	$(38,964,882)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,825,955	726,698,228

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.04)	$(0.05)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the Stock Split:

	Fiscal Years Ended
	2022	2021
Stock options outstanding (Note 10)	55,535,881	58,737,070
Warrants for common stock (Note 11)	10,310,000	11,570,000
Restricted stock units (Note 10)	369,571	788,797

NOTE 17 – SEGMENT INFORMATION

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

As discussed in Note 1, the Company operates in three business segments – SaaS, which consists of operations related to the Company’s fully integrated all-in-one cloud-based solution to manage remote workers; TaaS, which consists of operations related to the Company’s staffing service offerings, whereby customers are connected to individuals by the Company who are able to assist them in projects; and Unicorns, which consists of operations relative to production and streaming of the Unicorn Hunters show which provides publicity and exposure to customers through their appearances on the Unicorn Hunters show.

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the years ended December 31, 2022, and 2021:

	Years Ended December 31,
	2022			2021
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$17,726,026	$1,114,474	$18,840,500	$14,344,237	$622,501	$14,966,738
Subscription revenues	2,288	18,175	20,463	5,434	110,959	116,393
Unicorn Hunters	-	4,353,000	4,353,000	4,281,000	-	4,281,000
Total revenues	$17,728,314	$5,485,649	$23,213,963	$18,630,671	$733,460	$19,364,131

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2021, and 2020:

	Years Ended December 31, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$20,463	$18,840,500	$4,353,000	$23,213,963
Cost of revenues	206	14,483,080	5,956,932	20,440,218
Gross profit (loss)	$20,257	$4,357,420	$(1,603,932)	$2,773,745

	Years Ended December 31, 2021
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$116,393	$14,966,738	$4,281,000	$19,364,131
Cost of revenues	55,351	11,276,898	12,796,833	24,129,082
Gross profit (loss)	$61,042	$3,689,840	$(8,515,833)	$(4,764,951)

There were no material transactions between reportable segments during the years ended December 31, 2021 and 2020.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those described below.

Unicoin Rights Issued

Subsequent to December 31, 2022, the Company issued Unicoin Rights as follows:

-	Issued rights to acquire 10.0 million Unicoins in exchange for consideration of approximately $561 thousand in the form of cash ($362 thousand), digital assets ($16 thousand) and the value of services ($183 thousand).

-	An additional 2.5 million Unicoin rights were issued to Company employees and non-employees as discretionary compensation.

-	Accredited investors have signed contracts for the purchase of 353 million Unicoin Rights under the five year deferred payment plan that may lead to proceeds of up to $70,550 thousand if the Unicoin is successfully developed and launched and the Company’s five year deferred payment plan sales are fully executed. Cash collateral of $523 thousand was submitted in connection with these Unicoin Rights.

-	Accredited investors contributed $1,183 thousand and $6 thousand in cash and digital assets toward the future acquisition of Unicoins under the ten-year prepaid plan.

Receipt of Warrant Certificates from Unicorn Hunters Customer

Subsequent to December 31, 2022, the Company received warrant certificates from one Unicorn Hunters customer with an estimated fair value, and initial carrying value, of $2,241 thousand.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

Change in Independent Registered Public Accounting Firm

On January 25, 2022, Unicoin Inc. (the “Company”) notified SingerLewak LLP (the “Former Auditor”) of its dismissal, effective as of January 26, 2022, as the Company’s independent registered public accounting firm. The Former Auditor served as the auditors of the Company’s financial statements for the years ended December 31, 2020 and 2019 (“Financial Statements”).

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

The Company has provided the Former Auditor with a copy of the foregoing disclosure and requested that the Former Auditor furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with such disclosure. A copy of the letter dated January 31, 2022, from the Former Auditor was filed with the SEC on February 1, 2022, on Form 8-K.

New Independent Registered Public Accounting Firm

On January 20, 2022, the Company engaged Kreit & Chiu CPA LLP (formerly Paris, Kreit & Chiu CPA LLP and hereafter referred to as “Kreit & Chiu”) as the Company’s independent public accounting firm, effective January 20, 2022, in order to audit, and express an opinion of the consolidated financial statements of the Company for the year ending December 31, 2021.

During the period during which the Former Auditor was engaged as the Company’s independent registered public accounting firm, the Company did not consult with Kreit & Chiu regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. In its two most recent fiscal years, the Company has had no disagreements with its independent accountants.

Auditor Firm Id: 6651 Auditor Name: Kreit & Chiu CPA, LLP Auditor Location: New York, NY United States

Item 9A.	Controls and procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2022, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2022, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

While we are working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	other information

None.

Item 9C.	Disclosure regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors as of the day of this Annual Report on Form 10-K:

Name	Age	Position
Silvina Moschini	51	Chairwoman of the Board and President
Alex Konanykhin	56	Director and Chief Executive Officer
Christopher Carter	57	Director
Andrew Winn	54	Chief Financial Officer
Richard Devlin	51	Senior Vice President, Secretary and General Counsel
Deniece Ky	52	Principal Accounting Officer
Alex Dominguez	53	Executive Vice President

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Silvina Moschini – Co-founder, Chairwoman of the Board and President

Ms. Moschini is the Chairwoman and President of the Company. Prior to co-founding the Company, Ms. Moschini was Vice President of Corporate Communications at Visa International, where she developed the public relations function, further positioning Visa as one of the most globally valued brands. She joined Visa from Patagon.com, the Internet branch of Santander Central Hispano Group, where she was Vice President of Corporate Communications. Prior to joining Patagon, Ms. Moschini was the Public Relations manager for Compaq Computer Corporation Latin America, creating the Public Relations Department and supervising the implementation of the communications strategy in the region. Ms. Moschini is also the founder of SheWorks, Inc., where she has served as its Chief Executive Officer and a director since November 13, 2016 and the founder of Yandiki, Inc., where she has served as its Chief Executive Officer and a director since August 18, 2014. Ms. Moschini is also a board member, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. Ms. Moschini has a B.S. in public relations from Universidad Argentina de la Empresa (Buenos Aires, Argentina) and a degree in marketing from New York University. She also completed a master’s course in public relations from the University of Houston in Texas and graduate courses in web communications and social media at the Libera Università di Lingue e Comunicazione and the Università Commerciale Luigi Bocconi, both in Milan, Italy. Ms. Moschini brings to the board her extensive experience and leadership skills, including being responsible for developing the Company’s industry-leading operating platform. Ms. Moschini is the ex-wife of Mr. Konanykhin.

Alex Konanykhin – Co-founder, Director and Chief Executive Officer

Mr. Konanykhin is the Chief Executive Officer and director of the Company. Mr. Konanykhin is a serial entrepreneur, author and business expert. At the age of 23, he founded the Russian Exchange Bank, becoming one of the wealthiest men in post-Communist Russia. After defecting to the United States in 1992, he created KMGi in 1997, an international award-winning production studio that is widely recognized by leading publications such as Forbes and CNN as the “Future of the Internet” for innovative implementations of cutting-edge technology. KMGi developed a variety of businesses, including Intuic, Unicoin Inc., Yandiki, KMGi Studios, WikiExperts, ForWellConnected, Stock4Services and Services4Stock. Mr. Konanykhin has been a board member and CEO of Unicoin Inc. since its founding in 2015. He has also been a member of the board of directors of SheWorks, Inc. since 2016 and Yandiki, Inc. since 2014 and has served as the Chief Executive Officer and a member of the board of directors of Unicorns since November 2020. Most recently, Mr. Konanykhin has founded and become a board member, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. He has an MBA from the Edinburgh Business School. Mr. Konanykhin brings to the board significant sector experience and key leadership skills. Mr. Konanykhin is the ex-husband of Ms. Moschini.

Christopher Carter – Director

Chris Carter is a former NFL wide receiver who played for the Philadelphia Eagles from 1987-1989, the Minnesota Vikings from 1990-2001, and most recently, the Miami Dolphins in 2002. Mr. Carter also played college football for Ohio State University where he set a Rose Bowl record and was later inducted into the university’s “Ohio State Varsity ‘O’ Hall of Fame”. Carter was also selected to be a member of the Ohio State Football All-Century team in 2000. In 2013 he was voted into the Pro Football Hall of fame.

During his football career, Mr. Carter played in eight consecutive Pro Bowls and became a two-time first-team and one-time second-team All-Pro. In 2015, he was chosen to be a coach for the Pro Bowl, and in December 2016 became a football analyst for Fox Sports. He is one of 14 players in NFL history with more than 1,000 receptions and was the first player to record a 150-yard receiving game in 3 separate decades. Carter was also placed atop the list of wide receivers with the “best hands” on NFL Network’s “NFL’s Top 10”.

As of 2021, Mr. Carter has been part of “Good Morning Football” as an analyst. He also works as an assistant coach at his son’s former St. Thomas Aquinas High School. Five years before his retirement from the NFL, he began contemplating business. From there, Carter created and executed multiple large joint ventures, on top of the building and selling of several businesses. He has been an entrepreneur longer than he has played football and continues to serve as chairman of CB Tech as well as occupying other board seats in the US. Most recently, Chris Carter became a Director at Unicoin Inc..

Andrew Winn – Chief Financial Officer

Mr. Winn has served as the Chief Financial Officer of Unicoin Inc. since September 2020. He is responsible for all duties of the CFO function, including accounting, reporting functions, investor relations, fundraising and investment presentations. He also has served as the Company’s Chief Investor Relations Officer since 2017. Prior to joining Unicoin Inc., Mr. Winn was a trader at Mid Atlantic Capital Group Inc. from 2013 through 2017. While there, Mr. Winn successfully executed fixed income trades for investment grade, high yield, structured and emerging market bonds and further enhanced and incorporated electronic trading platforms into the existing trading framework. He also significantly increased the visibility of the firm by building relationships and executing many trades in the United States and overseas. Mr. Winn earned a Bachelor’s in Finance and Accounting at the University of Berkeley and an MBA from Santa Clara University. He also took courses for a Masters in Taxation at Golden Gate University and earned the Chartered Financial Analyst designation. Mr. Winn brings to the board extensive experience related to financial reporting, internal controls, compliance, risk and regulatory strategy, developed from over 18 years of experience in accounting and investment functions in large investment institutions.

Alex Dominguez – Chief Investor Relations Officer

Mr. Dominguez Holds an MBA degree from Barry University (1994) with a concentration in Public Administration, He earned his undergraduate degree in Finance/ International Business from Florida International University in 1991.

He has held multiple sales management roles over the years in various large multinational pharmaceutical and biotech firms such as Sanofi Aventis and Abbott Labs. Most recently, from January 3, 2020 to February 3, 2022, he helped launch the world’s first FDA approved treatment for Peanut allergy while working for startup Aimmune Therapeutics which was bought out by Nestle Health Sciences in 2020. Prior to that he spent 6 years at the largest manufacturer of generic pharmaceuticals at the time Teva Pharmaceuticals based in Israel. While at Teva, he helped grow worldwide market share of various respiratory and CNS drugs such as QVAR and AJOVY while a member of the sales and marketing team. Mr. Dominguez has also held Series 3, 7, 24, 30 and 63 FINRA securities licenses in the past and has 5 years of experience as a retail stockbroker in the US equities market.

Richard Devlin – Senior Vice President, Secretary and General Counsel

Since June 2020, Mr. Devlin has served as General Counsel for the Company, and was named Secretary in February 2023. Prior to joining the Company, he represented the Company as outside counsel beginning in 2018. In 2016, Mr. Devlin founded Forefront Legal Group, LLC, a Pennsylvania-based law firm which provides counsel to small businesses on contractual issues, capital raising and formation. Mr. Devlin served as General Counsel of Aston Chase from 2018 to 2019. From 2012 to 2018, he served as Vice President and Counsel for Lombard International, a private investment services company with a $39 billion portfolio of privately placed assets. There, he assisted with structuring and providing regulatory advice regarding managed asset accounts, mutual funds and hedge funds. Mr. Devlin has a B.S. in Finance from American University and a J.D. from the University of Pittsburgh School of Law.

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

Term of Office

Our directors are appointed for a one year term to hold office or until such director’s successor is elected and qualified or until such director’s earlier resignation or removal in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or by the Chairman of the Board, to the extent delegated to the Chairman of the Board, subject to their respective employment agreements, if any.

Family Relationships

Silvina Moschini, the Company’s President and Chairwoman, was previously married to Alex Konanykhin, a director and the Chief Executive Officer of the Company, until December 2022.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). The Company and its officers and directors intend to file reports required to be filed under Section 16(a), and are in the process of completing their initial filings of such reports.

Item 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2022 and 2021:

Summary Compensation Table

Name And Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Compensation in Unicoin Rights	All Other Compensation	Total
Silvina Moschini	2022	$316,000	$75,125	$-	$-	$28,646	$120	$419,891
	2021	$316,009	$70,000	$37,619	$3,992,130	$-	$540	$4,416,298

Alex Konanykhin	2022	$316,000	$50,125	$-	$-	$28,225	$12,466	$406,816
	2021	$316,911	$70,000	$36,225	$41,378	$-	$4,655	$469,170

Andrew Winn	2022	$200,077	$44,125	$2,318	$-	$2,073	$29,863	$278,456
	2021	$219,244	$122,500	$227,521	$-	$-	$10,204	$579,469

Richard Devlin	2022	$160,000	$36,279	$48,362	$1,756	$1,585	$989	$248,971
	2021	$157,241	$69,223	$208,753	$-	$-	$-	$435,217

Deniece Ky	2022	$207,500	$37,817	$135,808	$-	$1,570	$-	$382,695
	2021	$183,177	$53,000	$38,589	$-	$-	$-	$274,766

Alex Dominguez	2022	$116,077	$10,000	$-	$-	$420,612	$-	$546,689
	2021	$-	$-	$-	$-	$-	$-	$-

This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

The following table sets forth information with respect to compensation paid by us to our directors for the fiscal year ended December 31, 2021.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Compensation in Unicoin Rights	All Other Compensation	Total
Moises Vela, Jr.*	$168,000	$-	$-	$1,500	$750	$170,250
Rosie Rios DB Red River Associates LLC **	$404,381	$-	$-	$50	$-	$404,431
Jason Felts***	$-	$-	$-	$269,903	$-	$269,903
Christopher Carter	$-	$-	$-	$422,355	$-	$422,355

*	Served on the Board of Directors from February 2019 to July 2022

**	Served on the Board of Directors from March 2021 to July 2022
***	Served on the Board of Directors from August 2022 to January 2023

Employment Agreements

None

Director Compensation

Through July 31, 2022, each member of the Board of Directors was paid a cash payment of $3,000 per month for the first 12 months of their service as a director, $5,000 per month for months 13 through 24, and $8,000 per month thereafter. Prior to October 9, 2020, each member of the Board of Directors was awarded options to purchase 5,000 shares of common stock per month, and no cash payment. Beginning on August 1, 2022, each member of the Board of Directors shall be paid one million Unicoin Rights per month.

Compensation Committee

The Company currently does not have a Compensation Committee of the Board of Directors. The Board of Directors, as a whole, determines executive compensation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the day of this Annual Report on form 10-K. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Title of Class	# of Shares Owned (1)	Percent of Class (2)
Silvina Moschini	Common Stock	278,726,712	38.18%
Alex Konanykhin	Common Stock	268,156,678	36.74%
Christopher Carter	Common Stock	-	-
Andrew Winn	Common Stock	3,461,425	0.47%
Richard Devlin	Common Stock	246,147	0.03%
Deniece Ky	Common Stock	33,475	0.00%
Alex Dominguez	Common Stock	226,667	0.03%
Officer and Directors as a group	Common Stock	550,901,104	75.47%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Applicable percentage ownership is based on 729,965,920 shares of common stock issued and outstanding as of the day of this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 24, 2020, the Company entered into a one-year Loan Agreement and Promissory Note (“Loan Agreement”) for $1,700 thousand with the current President of the Company (the “Borrower”). The Loan Agreement accrues interest at 3.06% per annum. The loan was collateralized by 3,400,000 shares of Company common stock owned by Ms. Moschini. Using funds provided by this loan, Ms. Moschini acquired a residential real estate property in Miami, Florida and the Company used the property for corporate purposes. During the first half of 2021, $485 thousand of the $1,700 principal balance was repaid through a cash payment of $200 thousand and relinquishment of 1,500,000 shares of Company common stock valued at $0.19 per share based on a third-party valuation report.

During the year ended December 31, 2021, the remaining principal balance of $1,215 thousand was repaid through relinquishment of an additional 6,394,737 shares which were valued at $0.19 per share based on a third-party valuation report. During the year ended December 31, 2021 the Company recognized $17 thousand in interest income related to the Loan Agreement. Upon repayment of the loan, the space reverted to Ms. Moschini’s personal use. The receipt of shares was included with repurchases of common stock in the consolidated statement of changes in stockholders’ equity (deficit).

During the second half of the year ended December 31, 2022, Alex Konanykhin, CEO and a director of the Company made interest-free advances totaling $645 thousand to the Company. The $645 thousand balance as of December 31, 2022 is included in the Company’s consolidated balance sheet as related party loan payable. These advances were for general corporate purposes.

Alex Konanykhin is the Chief Executive Officer of the Company and its subsidiaries Unicorns, SheWorks, Inc. and Yandiki, Inc. and receives payments from the Company that exceed $120 thousand during any period of twelve consecutive months, as set forth in the Summary Compensation Table, above. Mr. Konanykhin directly owns 6.67% of Unicorns.

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

The Company provided intercompany loans to its subsidiary, Unicorns, to fund the production related expenses of the Unicorn Hunters show. Outstanding balances as of December 31, 2022 and December 31, 2021 amounted to $26,395 thousand and $16,775 thousand, respectively, which accrues interest at an annual rate of Prime +1%.

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

The following table presents fees billed for professional audit services and other services rendered to the Company by Kreit & Chiu for the years ended December 31, 2022 and 2021, respectively. The dollar amounts in the table and accompanying footnotes are in thousands.

	2022	2021
Audit Fees (1)	$370	$257
Audit-Related Fees	9	62
Tax Fees	-	-
All Other Fees (2)	-	7
Total	$379	$326

(1)	Audit Fees consist of fees billed for professional services rendered for the annual audit and quarterly reviews of the Company’s consolidated financial statements, as well as services that generally only the Company’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings.
(2)	Other Fees in 2021 consisted of advisory services provided by Kreit & Chiu prior to the engagement as auditor.

PART IV

Item 15.	ExhibitS, FINANCIAL STATEMENTS Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

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

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between Unicoin Inc., Unicorns, Inc. and Alexander Konanykhin*
10.3	Amendment to Share Exchange Agreement, effective on December 28, 2022, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan
10.5	Termination of the Loan Agreement and Promissory Note, dated April 28, 2021, by and between Unicoin Inc. and Silvina Moschini*
10.8	Amendment No. 1 to Termination of Loan Agreement and Promissory Note, dated July 2, 2021, by and between Unicoin Inc. and Silvina Moschini*
10.9	Advisory Service Agreement dated May 1, 2021 by and between Unicoin Inc. and Red River Associates, LLC.*
10.10	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC*
10.11	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

Item 16.	fORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unicoin Inc.

Date: March 31, 2023	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer

POWER OF ATTORNEY

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Alex Konanykhin and Andrew Winn, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated below.

SIGNATURE	TITLE	DATE
/s/ Alex Konanykhin	Chief Executive Officer and Director (principal executive officer)	March 31, 2023
Alex Konanykhin

/s/ Andrew Winn	Chief Financial Officer (principal financial officer)	March 31, 2023
Andrew Winn

/s/ Deniece Ky	Principal Accounting Officer (principal accounting officer)	March 31, 2023
Deniece Ky

/s/ Silvina Moschini	President and Chairwoman	March 31, 2023
Silvina Moschini

/s/ Christopher Carter	Director	March 31, 2023
Christopher Carter