Form 10-Q
period 2023-03-31
Unicoin Inc.
filed 2023-05-15
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 729,975,365 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES (FORMERLY KNOWN AS TRANSPARENTBUSINESS, INC.)

TABLE OF CONTENTS

Page
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 AND FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022:

Condensed Consolidated Balance Sheets (Unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	3

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)	4

Condensed Consolidated Statements of Cash Flows (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$2,051,234	$1,522,069
Accounts receivable, net
Trade receivables payable in cash (Note 2)	2,123,456	2,418,773
Unicorn Hunters non-cash receivables (Note 4)	6,081,000	8,322,000
Prepaid expenses and other current assets (Note 2)	410,985	511,790
Indemnification asset	4,722,230	4,659,700
TOTAL CURRENT ASSETS	15,388,905	17,434,332
Property and equipment, net	43,238	46,032
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,953,289	3,041,972
Investments in privately-held companies (Note 4)	2,546,000	298,000
Operating lease right-of-use assets	309,811	349,631
TOTAL ASSETS	$25,106,938	$25,035,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,216,779	$2,159,677
Income tax payable	97,516	27,500
Accrued expenses	1,721,436	1,314,195
Accrued payroll liabilities	720,552	611,614
Deferred revenue	39,310	18,969
ITSQuest tax liability	4,722,230	4,659,700
Short-term debt	703,100	708,100
Loan from related party (Note 13)	645,000	645,000
Operating lease liabilities, current	144,649	149,802
Other current liabilities	389,468	823,876
TOTAL CURRENT LIABILITIES	11,400,040	11,118,433
Deferred income tax liability, net	1,141,453	1,141,453
Unicoin rights financing obligation (Note 7)	39,736,361	37,461,847
Operating lease liabilities, noncurrent	166,550	199,629
TOTAL LIABILITIES	52,444,404	49,921,362

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 772,989,697 and 772,938,415 issued; 733,472,865 and 733,427,768 outstanding, net of treasury stock as of March 31, 2023 and December 31, 2022, respectively	772,990	772,938
Treasury stock, at cost; 39,516,832 and 39,510,647 shares as of March 31, 2023 and December 31, 2022, respectively	(3,391,858)	(3,389,446)
Additional paid-in capital	72,903,527	72,831,056
Accumulated deficit	(95,154,337)	(92,570,448)
TOTAL UNICOIN INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(24,869,678)	(22,355,900)
Noncontrolling interest	(2,467,788)	(2,529,800)
TOTAL STOCKHOLDERS’ DEFICIT	(27,337,466)	(24,885,700)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,106,938	$25,035,662

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended March 31,
	2023	2022
REVENUES	$4,276,082	$8,732,070
COST OF REVENUES	3,434,479	3,594,925
GROSS PROFIT	841,603	5,137,145
OPERATING COSTS AND EXPENSES
General and administrative	2,918,016	3,399,804
Sales and marketing	243,472	1,748,003
Research and development	58,365	122,698
TOTAL OPERATING COSTS AND EXPENSES	3,219,853	5,270,505
LOSS FROM OPERATIONS	(2,378,250)	(133,360)
Interest income (expense), net	(73,220)	(61,459)
Other income (expense), net	(391)	(30)
LOSS BEFORE INCOME TAXES	(2,451,861)	(194,849)
Income tax expense	(70,016)	(180,602)
NET LOSS AND COMPREHENSIVE LOSS	(2,521,877)	(375,451)
Less: net loss attributable to the noncontrolling interest	62,012	979,774
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(2,583,889)	$(1,355,225)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.004)	$(0.002)
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,440,981	733,010,268

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Three Months Ended March 31, 2022
			Additional				Unicoin Inc. Stockholders’	Unicoin Inc.	Total Stockholders’
	Common Stock		Paid-In	Treasury Stock		Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2021	767,525,220	$767,525	$71,041,101	(35,273,749)	$(2,714,312)	$(59,946,592)	$9,147,722	$(1,026,337)	$8,121,385
Issuance of common stock	398,596	399	1,359,469	-	-	-	1,359,868	-	1,359,868
Stock-based compensation expense	-	-	66,114	-	-	-	66,114	-	66,114
Repurchase of common stock (Note 8)	-	-	-	(3,398,730)	(339,873)	-	(339,873)	-	(339,873)
Exercise of stock options and warrants	4,478,730	4,479	1,524	-	-	-	6,003	-	6,003
Common stock issued for services	273,702	273	197,348	-	-	-	197,621	-	197,621
Non-cash dividend (Note 8)	-	-	(68,510)	-	-	-	(68,510)	-	(68,510)
Net Income (Loss)	-	-	-	-	-	(1,355,225)	(1,355,225)	979,774	(375,451)
Balance as of March 31, 2022	772,676,248	$772,676	$72,597,046	(38,672,479)	$(3,054,185)	$(61,301,817)	$9,013,720	$(46,563)	$8,967,157

Balance as of December 31, 2022	772,938,415	$772,938	$72,831,056	(39,510,647)	$(3,389,446)	$(92,570,448)	$(22,355,900)	$(2,529,800)	$(24,885,700)
Issuance of common stock	12,445	12	33,988	-	-	-	34,000	-	34,000
Stock-based compensation expense	-	-	38,523	-	-	-	38,523	-	38,523
Repurchase of common stock	-	-	-	(6,185)	(2,412)	-	(2,412)	-	(2,412)
Common stock issued for services	38,837	40	(40)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(2,583,889)	(2,583,889)	62,012	(2,521,877)
Balance as of March 31, 2023	772,989,697	$772,990	$72,903,527	(39,516,832)	$(3,391,858)	$(95,154,337)	$(24,869,678)	$(2,467,788)	$(27,337,466)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,521,877)	$(375,451)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	38,523	66,114
Operating expenses paid with Unicoin Rights (Note 7)	185,537	156,100
Noncash consideration (Note 4)	(7,000)	(4,139,000)
Impairment of digital assets (Note 5)	-	3,750
Depreciation and amortization expense	91,477	89,497
Noncash operating lease expense (Notes 2 and 11)	39,820	34,034
Changes in operating assets and liabilities:
Trade receivables payable in cash (Note 2)	295,317	(551,512)
Prepaid expenses and other current assets (Note 2)	100,805	(2,504,944)
Accounts payable	57,102	(1,829,251)
Accrued expenses and payroll liabilities	399,195	9,943
Deferred revenue	20,341	158,567
Operating lease liability (Notes 2 and 11)	(38,233)	(34,034)
Other liabilities	(347,725)	(138,071)
Net cash used in operating activities	(1,686,718)	(9,054,258)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,533)
Net cash used in investing activities	-	(1,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	-	48,000
Payment of short-term debt	(5,000)	-
Proceeds from sales of Unicoin Rights (Note 7)	2,189,295	15,974,212
Proceeds from sales of common stock	34,000	1,336,888
Repurchase of common stock	(2,412)	(339,873)
Proceeds from exercise of stock options and warrants	-	6,003
Net cash provided by financing activities	2,215,883	17,025,230

NET INCREASE IN CASH AND CASH EQUIVALENTS	529,165	7,969,439
CASH AND CASH EQUIVALENTS—Beginning of period	1,522,069	1,872,529
CASH AND CASH EQUIVALENTS—End of period	$2,051,234	$9,841,968

Non-cash investing and financing activity:
Market value of digital assets received as proceeds from sales of common stock (Notes 5 and 8)	-	22,980
Market value of digital assets received as proceeds from sales of Unicoin Rights (Notes 5 and 7)	-	1,129,204
Receipt (i.e., “collection”) of private company equity securities (Note 4)	2,248,000	-
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC 842 (Note 2)	-	187,963

See accompanying notes to the unaudited condensed consolidated financial statements.

Unicoin Inc. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

In April 2021, the Company acquired a 66.67% ownership interest in Unicorns, Inc. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. Alex Konanykhin, CEO of the Company and founder of Unicorns, issued 50,000,001 shares of Unicorns common stock to Unicoin giving the Company a 66.67% majority interest in Unicorns. An additional 26.67% of Unicorns shares are held by officers and directors of the Company.

Going Concern

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of ($2,522) thousand and ($375) thousand and used cash in operating activities of ($1,687) thousand and ($9,054) thousand for the three months ended March 31, 2023 and 2022, respectively, and has an accumulated deficit of ($95,154) thousand and ($92,570) thousand as of March 31, 2023 and December 31, 2022, respectively, and expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of Unicoin Inc., its wholly owned subsidiaries, SheWorks! and Yandiki, as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest and Unicorns which are 51% and 66.67% owned, respectively, the minority interests are reflected in the condensed consolidated financial statements as non-controlling interests (“NCI”).

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2022 and 2021. The unaudited condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited consolidated balance sheet of the Company as of that date.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include: the valuation of Unicoin Rights and the related embedded feature, valuation of non-cash contract consideration received from certain investors in Unicoin Rights, the valuation of non-cash consideration received from Unicorns customers and the associated revenue recognition; valuation of investments in private companies; valuation of the Company’s common stock as a private company, valuation of the NCI in ITSQuest; valuation of the ITSQuest contingent divestiture; determination of the fair value of assets acquired and liabilities assumed in the business combination with ITSQuest; determination of the useful lives assigned to intangible assets; determination of the fair value of the ITSQuest indemnification asset and related tax liability; assessments for potential impairment of goodwill and intangible assets including digital assets; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of March 31, 2023 and December 31, 2022, respectively, the Company had $1,187 thousand and $700 thousand of cash in excess of the FDIC insured amounts. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

In addition, as discussed in Note 4, the Company has non-cash receivables consisting of options and warrants to purchase common stock in small privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values.

As discussed in Note 5, the Company has accepted digital assets as consideration from certain investors in exchange for equity, debt or Unicoin Rights issued by the Company. Digital asset market values are subject to significant fluctuations based on supply and demand for such digital assets and other factors. The Company can either hold, sell, or use digital assets as payment to vendors. Digital asset price risk could adversely affect future operating results including earnings, cash flows and the Company’s ability to meet its ongoing obligations.

During the three months ended March 31, 2023, the Company had one customer for which revenue accounted for 10% or more of total revenue. This customer accounted for 12% of the Company’s total revenue. This customer accounted for 5% of total customer receivables as of March 31, 2023. During the three months ended March 31, 2022, the Company had one customer for which revenue accounted for 10% or more of total revenue. This customer accounted for 45% of the Company’s total revenue. This customer accounted for 37% of total customer receivables, as of December 31, 2022.

The Share Exchange Agreement (“SEA”) that the Company entered into in order to acquire a majority stake in ITSQuest, as amended on December 28, 2022, contains a contingent divestiture provision whereby if by December 31, 2024, the Company does not either (i) engage in an initial public offering of its securities at a price of at least $10.00 per share or (ii) cause the Company’s proposed security tokens (Unicoins) to become tokenized and listed on a cryptocurrency exchange with a quoted price at or above $1.00 per token, then the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the SEA. As of the filing date of this Quarterly Report on Form 10-Q, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted.

As a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,134 thousand, revenues of $3,573 thousand, and generated gross margins of $2,925 thousand, respectively, as of and for the year ended March 31, 2023, respectively.

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

Accounting Pronouncements Recently Adopted

Financial Instruments - Credit Losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on financial instruments later codified as Accounting Standard codification (“ASC”) 326 (“ASC 326”), effective January 1, 2023, using a modified retrospective approach. The guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. There was no significant impact on the date of adoption of ASC 326.

Under ASC 326, Accounts receivable are recorded at the invoiced amount, net of allowance for expected credit losses. The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Account receivable balance to the estimated net realizable value. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

The allowance for doubtful accounts related to Unicorns non-cash receivables is subject to uncertainty because the fair value of the underlying private company options, warrants or shares could change subsequent to the initial determination of fair value and before receipt of the related option, warrant or share certificates. In addition, unforeseen circumstances could arise after contract inception which could impact the customer’s intent or ability to pay. Because the value of any one of the receivables associated with Unicorn’s contracts may be material, changes such as these could have a material effect on the Company’s future financial condition, results of operations and cash flows.

To date, the Company has recognized revenue in connection with six Unicorn Hunters agreements. The total revenue and receivable amount related to these agreements was $8,620 thousand to-date. As of March 31, 2023 and December 31, 2022, Unicorn Hunters non-cash receivables were $6,081 thousand and $8,322 thousand, respectively and represented 74% and 79% of total receivables, respectively. In addition, these receivables represented 53% and 48% of total assets as of March 31, 2023 and December 31, 2022, respectively.

The Company reviews each outstanding customer’s non-cash receivable balance with management of the private company customer, and records an allowance for doubtful accounts if either of the following are noted:

a.	A specific milestone, equity financing or other event has occurred that is a clear indication that there has been a material change in the enterprise value of the private company customer since the original recording of the Unicorns accounts receivable balance and before the Company has received the underlying stock option, warrants or shares certificates.

The Company’s review identifies facts and circumstances that have substantially changed either the private company customers’ intent or its ability to issue the stock option, warrants or shares certificates due in satisfaction of their related accounts receivable balance.

To date, the Company has not recorded any bad debt expense or allowance for doubtful accounts related to Unicorn Hunters non-cash receivables and the Company has not experienced any fluctuations or significant matters that would require recording a material allowance for doubtful accounts in any period to date.

As of March 31, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts balance of $35 thousand and $0, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded bad debt expense of $27 thousand and $1 thousand, respectively. These amounts were related to trade receivables payable in cash.

Leases

As discussed in the Company’s consolidated financial statements and accompanying notes for the years ended December 31, 2022 and 2021, the Company adopted ASU 2016-02, Leases (Topic 842) which was later codified as ASC 842 (“ASC 842”) effective January 1, 2022 using a modified retrospective approach. This guidance requires an entity to recognize operating lease liabilities and corresponding right-of-use (“ROU”) assets on its balance sheet.

The adoption of ASC 842 resulted in the recognition of $188 thousand of operating lease ROU assets and $188 thousand of operating lease liabilities on the condensed consolidated balance sheet as of January 1, 2022. Because the standard was effective January 1, 2022, but was not required to be reflected in quarterly financial statements until the first quarter of 2023, the comparative financial statements for the first quarter of 2022, included herein, differ from the financial statements included with the Company’s quarterly reports on From 10-Q, for the three months ended March 31, 2022, as a result of recognition of assets and liabilities for the rights and obligations created by the Company’s leases. Refer to the Adjustment section below and Note 11 for further information.

Adjustments to Previously Reported Financial Information

Adoption of ASC 842

As noted above, the adoption of ASC 842 effective January 1, 2022 resulted in recognition of operating lease ROU assets and operating lease liabilities on the condensed consolidated balance sheet, but these were not reflected in the financial statements included with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

The following table summarizes the ASC 842 related adjustments made to the Company’s previously reported financial information for the comparative financial statements included herein:

	As of and for the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment for ASC 842 Adoption	As Adjusted
Changes to the Consolidated Balance Sheet (not included herein)
Operating lease right of use assets	$-	$153,929	$153,929
Total assets	36,710,589	153,929	36,864,518
Operating lease liabilities, current portion	-	132,258	132,258
Current liabilities	11,453,273	132,258	11,585,531
Operating lease liabilities, non-current	-	21,671	21,671
Total liabilities	27,743,432	153,929	27,897,361
Total stockholders’ equity	8,967,157	-	8,967,157
Total liabilities and stockholders’ equity	36,710,589	153,929	36,864,518

Changes to the Consolidated Statement of Cash Flows
Noncash operating lease expense	-	(34,034)	(34,034)
Operating lease liability change	-	34,034	34,034
Net cash used in operating activities	-	-	-

Unbilled Receivables

In addition, in connection with the Company’s implementation of new ERP system during the three months ended March 31, 2023, the chart of accounts for ITSQuest was updated to be more consistent with that of other Company subsidiaries. As a result, ITSQuest unbilled receivables, which had previously been reported as other current assets were reclassified and reported as trade receivables payable in cash in the consolidated balance sheets.

This change was effective as of March 31, 2022 and previously reported amounts were adjusted to conform with current presentation as shown in the table below.

	As Previously Reported	Adjustment	As Adjusted
Changes to the Consolidated Balance Sheet as of December 31, 2022
Trade receivables payable in cash	$2,179,586	$239,187	$2,418,773
Prepaid expenses and other current assets	750,977	(239,187)	511,790

Changes to the Consolidated Balance Sheet as of March 31, 2022 (not included herein)
Trade receivables payable in cash	2,543,628	229,523	$2,773,151
Prepaid expenses and other current assets	2,949,100	(229,523)	2,719,577

Changes to the Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2022
Changes in operating assets and liabilities:
Trade receivables payable in cash	(321,989)	(229,523)	(551,512)
Prepaid expenses and other current assets	(2,734,467)	229,523	(2,504,944)

Note: the consolidated balance sheet as of December 31, 2021 was not impacted.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in its audited condensed consolidated financial statements for the years ended December 31, 2022 and 2021.

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

Refer to Note 16 – Segment Information for disaggregated revenue information.

Deferred revenue

The Company had deferred revenue of $19 thousand and $51 thousand as of December 31, 2022 and December 2021, respectively. The amount of revenue recognized in the first quarter of fiscal 2023 and 2022, that was included in deferred revenue at the beginning of the periods, was $11 thousand and $26 thousand, respectively.

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

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy.

As of March 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$245,102	$245,102	$-	$-	$245,102

As of December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$166,343	$166,343	$-	$-	$166,343

Assets Measured at Fair Value on a Non-Recurring Basis

As discussed in Notes 2 and 5, consideration from Unicorns customers generally consists of commitments to issue stock options or warrants from customers which appear on the Unicorn Hunters show. This non-cash consideration is recognized in accounts receivable at the estimated fair values at or near the dates of contract inception using Level 3 inputs. The fair value of these commitments, as well as the options or warrants of private companies, held upon settlement of such receivables, as measured using Level 3 inputs, may fluctuate as discussed in the Company’s in Note 5. Certain other items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

NOTE 4 – INVESTMENTS IN PRIVATELY-HELD COMPANIES

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

The following tables summarize the Company’s non-cash receivables and investments in privately held companies as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
Unicorn Hunters non-cash receivables	$6,081,000	$8,322,000
Investments in privately-held companies	2,546,000	298,000
Carrying value of Unicorn Hunters non-cash consideration	$8,627,000	$8,620,000

	March 31, 2023	December 31, 2022
Cost of investments in privately-held companies	$2,546,000	$298,000
Cumulative impairments	-	-
Cumulative upward adjustments	-	-
Carrying value of investments in privately-held companies	$2,546,000	$298,000

During the three months ended March 31, 2023, the Company received warrant certificates from one Unicorn Hunters customer with an aggregate carrying value, and estimated fair value, of $2,241 thousand. In addition, stock certificates with an aggregate carrying value, and estimated fair value, of $7 thousand were received from a TaaS customer. No such receipts took place during the three months ended March 31, 2022. As discussed in Note 17, subsequent to March 31, 2023, the Company received warrant certificates from one Unicorn Hunters customer with an aggregate carrying value of $3,908 thousand.

NOTE 5 – DIGITAL ASSETS

As more fully discussed in the Company’s financial statements for the years ended December 31, 2022 and 2021, the Company records the initial cost basis of digital assets at then-current quoted market prices and presents all digital asset holdings as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

During the three months ended March 31, 2023 and 2022, the Company received digital assets of $0 and $1,152 thousand, respectively, as consideration from certain investors. These digital assets included Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), Dai (DAI) and USD Coin (USDC). As shown in the table below, these digital assets were transferred to the Company as consideration for sale of Unicoin common stock or Unicoins Rights. Unicoin Rights are more fully discussed in Note 7.

All digital assets received during the year ended December 31, 2022 had been sold or used for payment of vendors therefore the Company had no digital asset holdings as of December 31, 2022. In addition, since no digital assets were received during the three months ended March 31, 2022, the Company had no digital asset holdings as of March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company recorded $0 and $4 thousand, respectively, of impairment losses on digital assets. Impairment losses are included in operating expenses in the unaudited condensed consolidated statements of operations.

The table below summarizes the Company’s digital asset activity for the three months ended as of March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Beginning balance on January 1, 2023	$-	$237,973
Received as consideration in sales of common stock	-	22,980
Received as consideration in sales of Unicoin rights	-	1,129,204
Impairments recorded	-	(3,750)
Ending balance on March 31, 2023	$-	$1,386,407

As discussed in the Company’s financial statements for the years ended December 31, 2022 and 2021, during the second half of the year ended December 31, 2022 the Company identified an $851 thousand difference between certain reports provided by its digital asset custodian. The Company’s digital assets, as reported in the consolidated balance sheet as of December 31, 2022, presented the lower of the reported amounts and the $851 thousand difference was written off during the fourth quarter of 2022 pending resolution with the custodian. As of March 31, 2023 and through the date of issuance of these financial statements, the matter remains under investigation and no adjustments to the write-down noted above have been recorded.

NOTE 6 – DEBT

The Company’s short-term debt as of March 31, 2023 and December 31, 2022 totaled $703 thousand and $708 thousand, respectively of unsecured promissory notes (the “Unsecured Notes”). The Company issued $0 and $48 thousand, respectively of Unsecured Notes during the three months ended March 31, 2023 and 2022, respectively. Unsecured Notes interest expense of $37 thousand and $62 thousand was incurred during the three months ended March 31, 2023 and 2022, respectively and was recorded as accrued expenses in the condensed consolidated balance sheets.

The Unsecured Notes mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted. The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. No significant third-party financing costs were incurred because the Company managed issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of March 31, 2023 and December 31, 2022 approximates the carrying amounts. Substantially all of the Unsecured Notes are due and payable during the year ending December 31, 2023 to the extent holders do not elect to extend one additional year.

NOTE 7 – UNICOIN RIGHTS FINANCING OBLIGATION

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

During the three months ended March 31, 2023 and 2022, the Company issued rights to acquire 1.3 billion and 2.3 billion Unicoins, respectively. The Company accounts for Unicoin Rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged as consideration for Rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. The Company concluded that it has a legal or contractual obligation and recorded an amount necessary to refund the amount originally paid by investors if holders’ reasonable expectation to receive Unicoins is not achieved.

To date, the Company has begun exploring possible service providers and exchanges which can assist with the tokenization of Unicoins and eventual launch but has not yet begun actual technological development or coding of the tokens. The Company reasonably expects that technical development can happen in a relatively short time, assuming regulatory readiness for launch, and hopes to complete this process by the end of the 2023 calendar year. Neither the Unicoin rights nor the tokenized Unicoins will grant any intellectual property rights to holders. As of March 31, 2023 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what amount, or on what terms, Unicoins will be available to be issued, if ever.

As of March 31, 2023 and December 31, 2022 the outstanding financing obligation related to Unicoin Rights was $39,736 thousand and $37,462 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to develop and launch the Unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the Unicoin Rights Financing Obligation. Due to the currently undetermined rights of Unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to Unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the Unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the Unicoin is launched or probable of launch.

The fair value measurement of the Unicoin Rights Financing Obligation was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

The following table summarizes the components of the Unicoin Rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of Unicoin Right Holder		March 31, 2023		December 31, 2022
	Form of Consideration	Units	Amount	Units	Amount
Accredited Investors	Cash and Digital Assets	1,542,899,251	$24,025,400	1,532,851,167	$23,454,700
Unicoin Inc. Shareholders	Non-Cash Dividends	730,522,705	73,052	730,524,705	73,052
Employee, Contractors, Directors	Discretionary Compensation	343,600,612	34,360	330,052,274	361,119
Service Providers, Influencers and Employees	Services and Employee Labor	195,923,686	11,570,390	197,505,326	11,058,094
Subtotal		2,812,946,254	$35,703,202	2,790,933,472	$34,946,965
ITSQuest Contingent Divestiture Amendment	Contract Amendment	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Cash	2,926,265,486	720,993	1,630,136,422	297,882
Ten-Year Prepaid Plan	Cash	7,284,000	1,532,166	2,131,667	437,000
Total		5,766,495,740	$39,736,361	4,443,201,561	$37,461,847

Sales to Accredited Investors

As of March 31, 2023 and December 31, 2022, the Unicoin Rights financing obligation associated with sales to Accredited Investors amounted to $24,025 thousand and $23,455 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of Unicoin Rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.50. Cumulative non-cash payments, in the form of Digital Assets, from sales to Accredited Investors as of March 31, 2023 and December 31, 2022 amounted to $1,835 thousand. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holder of Unicoin Rights has a reasonable right to either 1) receive the number of Unicoins specified in their Unicoin Rights agreement upon the future development and launch of the Unicoin or 2) a refund of the amount invested in anticipation of the future development and launch of Unicoins. Therefore, all amounts received from sales to Accredited Investors have been recorded as a Unicoin Rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of Unicoin Rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of Unicoin Rights, prior to finalizing any plan to market and sell Rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such Rights. As a result, the Company has ascribed a de minimis value to all Unicoin Rights issued to shareholders on February 10, 2022. As of March 31, 2023 and December 31, 2022, the Unicoin Rights financing obligation associated non-cash dividend of Unicoin Rights amounted to $73 thousand.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued Unicoin Rights to certain employees, Board members and external contractors/consultants as discretionary awards. These Unicoin Rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The Unicoin Rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the Unicoin within the terms of the Unicoin Rights agreement, on a per Unicoin Right basis, the amount that holders would be entitled to if the Unicoin is not ultimately launched is de minimis in relation to the actual fair value per Unicoin Right. As of March 31, 2023 and December 31, 2022, the Unicoin Rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $34 thousand and $361 thousand, respectively.

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

These contracts do not specify the value of services rendered by Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of March 31, 2023 and December 31, 2022, the Unicoin Rights financing obligation associated with Unicoin Rights issued to service providers, influencers and employees amounted to $11,570 thousand and $11,058 thousand, respectively.

Five-Year Deferred Payment Plan

In August 2022 the Company began offering a five-year deferred payment plan (the “deferred payment plan”) to investors in its ongoing Unicoin Rights offering. The deferred payment plan permits investors to purchase Unicoin Rights immediately and pay for such Unicoin Rights in five equal annual installments, with the first installment due one year after the date of purchase. Purchases through the deferred payment plan requires that investors provide collateral to the Company having a value of up to 20% of the total purchase price of the purchased Unicoin Rights. Collateral can be in the form of Company common stock owned by the investor, Unicoin Rights already owned by the investor, cash, digital assets or other assets with a demonstrable value, at the Company’s discretion, if such assets can be transferred to the Company or a valid lien on such assets can be secured. Pursuant to the terms of the installment payment plan, both the pledged collateral and the Unicoin Rights being purchased under the installment plan will be forfeited to the Company if the investor fails to make any of the five annual installment payments.

Because there is no history of collections under the deferred payment plan, as no annual installment have become due yet and because there is uncertainty regarding payment in the event that Unicoins have not been developed and launched by the time the first annual installments become due, the Company has not recorded a receivable and a corresponding Unicoin Rights Financing Obligation for uncollected amounts. As of March 31, 2023 and December 31, 2022, the Company has recognized an asset and a corresponding Unicoin Rights Financing Obligation of $721 thousand and $298 thousand, respectively, for cash collateral submitted by investors under the deferred payment plan. However, no asset will be recognized for the fair value of non-cash collateral unless and until one or more investors default on their payment obligation. As of March 31, 2023, investors had signed contracts for the purchase of 2.9 billion Unicoin Rights under the five-year deferred payment plan that may lead to proceeds of up to $423,825 thousand through the five-year period if the Unicoin is successfully developed and launched and the Company’s deferred payment installment sales are fully executed.

As of December 31, 2022, investors had signed contracts for the purchase of 1.63 billion Unicoin Rights under the five-year deferred payment plan that may lead to proceeds of up to $170,418 thousand through the five-year period if the Unicoin is successfully developed and launched and the Company’s deferred payment installment sales are fully executed. Upon receiving the annual payments over the five-year term or upon having sufficient history and other positive information regarding collectability to record accounts or notes receivable for remaining amounts due under the deferred sale arrangements, the Company expects to record cash or notes receivable and a corresponding financing obligation, as it would through Sales to Accredited Investors as discussed above, until the point in time that the investment contracts are settled through issuance of Unicoins.

The following table summarizes the pledged collateral pursuant to the five-year deferred payment plan as of March 31, 2023 and December 31, 2022:

	Estimated Fair Value of Collateral Received as of:
Form of Collateral Received	March 31, 2023	December 31, 2022
Cash	$720,993	$297,882
Digital Assets	94,102	94,102
Non-Unicoin Inc. Stock	1,771,180	-
Unicoin Inc. Common Stock	4,894,070	1,931,116
Unicoin Rights	13,972,534	8,175,000
Real Estate	12,519,514	2,300,000
	$33,972,393	$12,798,100

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin Rights – Based on fair value of Unicoin Rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate – Based on third-party appraisal as of or near the balance sheet date for the reporting period.

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to investors in its ongoing Unicoin Rights offering. The investor remits a cash or digital asset deposit (the “principal”) for a period of up to ten years. After the first year, the investor can either withdraw the principal or apply it towards the purchase of Unicoins at 20 cents per unit. Five years after the deposit (the “maturity”), the investor earns a cumulative interest of 50% of the principal, which qualifies toward the withdrawal or purchase of Unicoins. As of March 31, 2023 and December 31, 2022, cumulative cash receipts of $1,532 thousand and $437 thousand, respectively, were recorded as Unicoin Rights financing obligation in connection with the ten-year prepaid plan. As of March 31, 2023 and December 31, 2022, accrued interest recorded within the Unicoin Rights financing obligation amounted to $17 thousand and zero, respectively.

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

Unicoin Rights Issued to Related Parties

The following table summarizes Unicoin Rights issued to related parties as of March 31, 2023 and December 31, 2022:

		Outstanding Unicoin Rights and Related Financing Obligation
		March 31, 2023		December 31, 2022
Nature / Category	Relationship	Units	Amount	Units	Amount
Accredited Investors	Officers and Directors	3,000,000	$30,000	3,000,000	$30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	542,024,208	54,201	542,014,208	54,201
Discretionary Awards	Officers, Directors & their Families	89,329,000	8,933	83,514,999	453,705
Consideration for Services	Officers, Directors & their Families	23,238,306	1,319,376	28,747,043	852,514
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	36,666,500	-	-	-
Total		714,258,014	$3,192,510	677,276,250	$3,170,420

Other Matters

As of March 31, 2023 and December 31, 2022, the Company held approximately $117 thousand and $192 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoin Rights on the condensed consolidated statements of cash flows.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares with 772,989,697 and 772,938,415 shares of common stock issued and 733,472,865 and 733,427,768 outstanding, net of treasury stock, as of March 31, 2023, and December 31, 2022, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended March 31, 2023, Company raised $34 thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a and 4b	5,500	1.64	$9,000
Round 5	6,945	3.60	25,000
Total stock issued	12,445		$34,000

For the three months ended March 31, 2022, Company raised $1,360 thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a	29,500	2.00	$59,000
Round 4b	27,001	3.00	81,000
Round 5	337,613	3.61	1,219,868
Total stock issued	394,114		$1,359,868

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

Repurchases of Common Stock

For the three months ended March 31, 2023 and 2022, the Company repurchased 6,185 and 3,398,730 shares in exchange for $2 thousand and $340 thousand, respectively. Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of March 31, 2023.

Shares of common stock reserved for future issuance were as follows:

	March 31, 2023	December 31, 2022
Stock options outstanding (Note 9)	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,310,000	10,310,000
Restricted stock units (Note 9)	330,734	369,571

Dividend of Unicoins

As discussed in Note 7, in connection with a February 10, 2022 board consent, the Company declared a non-cash dividend of one Unicoin Right per each common share of record held on February 10, 2022. Approximately 731 million Unicoin Rights were issued as non-cash dividends aggregating to $73 thousand, or $0.0001 per share and was recorded as a reduction of additional paid-in-capital and an increase to the Unicoin Rights liability in the Company’s condensed consolidated balance sheet. The dividend was recorded as a reduction of additional paid-in-capital because the Company is in a retained deficit position.

NOTE 9 – STOCK-BASED COMPENSATION

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

The Company recorded $0 and $12 thousand of stock-based compensation expense relating to stock option awards during the three months ended March 31, 2023 and 2022, respectively. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. The risk-free interest rate is based on the U.S. Treasury yield curve applicable to a period equal to the expected term of the award. The Company accounts for forfeitures as they occur.

The following is a summary of stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2023	55,535,881	$0.031	6.61	$20,271,659
Granted	-
Exercised	-
Cancelled	-
Ending balance March 31, 2023	55,535,881	$0.031	6.36	$16,416,218

Vested and exercisable as of March 31, 2023	55,535,881	$0.031	6.36	$16,416,218

The assumptions used to determine stock-based compensation expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Fair value of common stock	$0.32	$0.94
Expected term (in years)	10	10
Volatility	55.00%	58.00%
Risk-free rate	4.35%	2.30%
Dividend yield	-	-

Restricted Stock Units

Equity-classified RSU’s have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. These awards vest immediately. No liability-classified RSU’s existed subsequent to December 31, 2022.

The following is a summary of RSU activity for the three months ended March 31, 2023:

Number of RSU’s
Beginning balance - January 1, 2023	369,571
Granted	-
Vested	(38,837)
Forfeited	-
Ending balance - March 31, 2023	330,734

The Company recorded $39 thousand and $54 thousand of stock-based compensation expense relating to RSU’s during the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022 substantially all stock-based compensation expense was classified as general and administrative expense.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of March 31, 2023 and December 31, 2022 all warrants were classified as equity.

The table below summarizes warrant activity for the three months ended March 31, 2023:

Number of Warrants
Beginning balance as of January 1, 2023	10,310,000
Granted	-
Exercised	-
Forfeited	-
Ending balance as of March 31, 2023	10,310,000

NOTE 11 – LEASES

As discussed in Note 2, the Company adopted ASC 842 effective January 1, 2022 and applied a modified retrospective transition approach. The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2025. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of March 31, 2023, the remaining lease term of the Company’s operating leases ranges from less than one year to three years.

As of March 31, 2023 and December 31, 2022, total operating lease ROU assets were $310 thousand and $350 thousand, respectively. As of March 31, 2023 and December 31, 2022 operating lease liabilities totaled $312 thousand and $350 thousand, respectively. As of March 31, 2023 and December 31, 2022 the current portion of the operating lease liability was $145 thousand and $150 thousand, respectively. As of March 31, 2023 and December 31, 2022 the non-current portion was $167 thousand and $200 thousand, respectively.

As of March 31, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 1.8 years and 1.9 years, respectively. As of March 31, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average discount rate of 10%.

The Company recorded aggregate operating lease expense of $95 thousand and $67 thousand for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, the Company recorded operating lease expense of $48 thousand and $38 thousand, respectively, for leases which were capitalized as ROU assets and operating lease liabilities. As discussed in Note 2, the Company elected to exclude leases with a term of 12 months or less from its condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, the Company recorded operating lease expense of $47 thousand and $29 thousand, respectively, for those short-term leases.

As of March 31, 2023, future maturities of operating lease liabilities were as follows:

Amount
2023 (April 1 through December 31)	$131,088
2024	142,953
2025	73,696
Future operating lease payments	347,737
Imputed interest	(36,538)
Total operating lease liabilities	311,199
Current portion	(144,649)
Operating lease liabilities, noncurrent	$166,550

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its condensed consolidated business, financial condition, operation results or cash flows.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 7, Unicoin Rights valued at $3,069 thousand and $3,170 thousand had been issued to related parties as of March 31, 2023 and December 31, 2022, respectively.

Loan from Chief Executive Officer

During the second half of the year ended December 31, 2022, Alex Konanykhin, CEO and a director of the Company made interest-free advances totaling $645 thousand to the Company. The $645 thousand balance was included in the Company’s condensed consolidated balance sheet as related party loan payable as of March 31, 2023 and December 31, 2022. These advances were for general corporate purposes. No maturity date is specified but management’s intent is to repay the loan during the year ending December 31, 2023 therefore the balance is classified as a current liability in the condensed consolidated balance sheet.

NOTE 14 – INCOME TAXES

The Company recorded income tax expense of $70 thousand and $180 thousand for the three months ended March 31, 2023 and 2022, respectively. The resulting effective tax rate was 2.9% and 92.7% for the three months ended March 31, 2023 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended March 31, 2023 and 2022, there were no significant changes to the total amount of unrecognized tax benefits.

NOTE 15 – NET LOSS PER SHARE

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

Calculation of net loss per share is as follows for the three months ended March 31 2023 and March 31, 2022 respectively:

	Three months ended March 31,
Basic and Diluted:	2023	2022
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(2,583,889)	$(1,355,225)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,440,981	733,010,268

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.004)	$(0.002)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options outstanding (Note 9)	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,310,000	10,310,000
Restricted stock units (Note 9)	330,734	525,230

NOTE 16 – SEGMENT INFORMATION

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

The following tables you set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023			2022
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,158,476	$112,057	$4,270,533	$4,373,624	$215,603	$4,589,227
Subscription revenues	500	3,190	3,690	498	3,345	3,843
Unicorn Hunters	348	1,511	1,859	-	4,139,000	4,139,000
Total revenues	$4,159,324	$116,758	$4,276,082	$4,374,122	$4,357,948	$8,732,070

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2023 and 2022:

	Three Months ended March 31, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$3,690	$4,270,533	$1,859	$4,276,082
Cost of revenues	-	3,410,470	24,009	3,434,479
Gross profit (loss)	$3,690	$860,063	$(22,150)	$841,603

	Three Months ended March 31, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$3,843	$4,589,227	$4,139,000	$8,732,070
Cost of revenues	297	3,582,807	11,821	3,594,925
Gross profit	$3,546	$1,006,420	$4,127,179	$5,137,145

There were no material transactions between reportable segments during the three months ended March 31, 2023 and 2022.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those described below.

Unicoin Rights Issued

Subsequent to March 31, 2022, the Company issued Unicoin Rights as follows:

-	Issued rights to acquire 356 thousand Unicoins in exchange for consideration of approximately $103 thousand (cash of $90 thousand and non-cash of $13 thousand).

-	An additional 0.6 million Unicoin rights were issued to Company employees and non-employees as discretionary compensation.

-	Accredited investors have signed contracts for the purchase of 133 million Unicoin Rights under the five-year deferred payment plan.

-	Accredited investors contributed $39 thousand in cash toward the future acquisition of Unicoins under the ten-year prepaid plan.

Receipt of Option/Warrant Certificates from Unicorn Hunters Customer

Subsequent to March 31, 2023, the Company received warrant certificates from one Unicorn Hunters customer with an estimated fair value, and initial carrying value, of $3,908 thousand.

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

Unicoin Inc. is also developing a security token called Unicoin (“Unicoins” or “Tokens”), whose value is intended to be supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired from non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of Unicoins. The Company is currently engaged in private placement of rights to acquire Unicoins, upon completion of their technological and legal development, and the funds being raised in such rights offering are to be used to fund the development and launch of Unicoins, create worldwide brand awareness of Unicoins, as well as paying for general corporate matters and operating expenses. The Unicoins project is currently being undertaken by Unicoin Inc., but may in the future be transferred to a to-be-formed subsidiary of Unicoin Inc. Unicoins are expected to also have a utility function in what is referred to as the “Unicorn Hunters Ecosystem,” in that holders may use Unicoins to purchase media inventory at our discounted rate. The Company plans to purchase media inventory and resell it to Unicoin holders in exchange for Unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory, and allowing to retain a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis and have not been predetermined. The private placement is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder.

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

Business Acquisitions

ITSQuest, Inc.

In November 2020, we acquired ITSQuest as an information technology staffing company, providing staffing services and solutions.

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

As of the date of filing of this Quarterly Report on Form 10-Q, as a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,225 thousand and $9,338 thousand, revenues of $15,667 thousand and $13,050 thousand, and generated gross margins of $3,218 thousand and $2,527 thousand as of December 31, 2022 and December 31, 2021, respectively.

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

Major operations in Unicorns were initiated after the year ended December 31, 2020. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. The revenue consideration from Unicorns customers is fixed at contract inception and has historically been received in one of two forms: 1) either a pre-determined number of stock options, warrants or shares or 2) options or warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. As of the date of this Quarterly Report on Form 10-Q, we have collected securities as payment for Unicorns services from four of the six participants who have been charged a fee, and we expect to collect the securities from the two remaining presenting companies during 2023.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three months ended March 31,
	2023	% of Total Revenues	2022	% of Total Revenues
REVENUES:
Staffing revenues	$4,270,533	100%	$4,589,227	53%
Subscription revenues	3,690	-	3,843	-
Unicorns revenues	1,859	-	4,139,000	47%
Total Revenues	4,276,082	100%	8,732,070	100%
COST OF REVENUES:
Staffing cost of revenues	3,410,470	80%	3,582,807	41%
Subscription cost of revenues	-	-	297	-
Unicorns cost of revenues	24,009	1%	11,821	-
Total Cost of Revenues	3,434,479	80%	3,594,925	41%
GROSS PROFIT	841,603	20%	5,137,145	59%
OPERATING COSTS AND EXPENSES
General and administrative	2,918,016	68%	3,399,804	39%
Sales and marketing	243,472	6%	1,748,003	20%
Research and development	58,365	1%	122,698	1%
TOTAL OPERATING COSTS AND EXPENSES	3,219,853	75%	5,270,505	60%
LOSS FROM OPERATIONS	(2,378,250)	(56)%	(133,360)	(2)%
Interest income (expense), net	(73,220)	(2)%	(61,459)	(1)%
Other income (expense), net	(391)	-	(30)	-
LOSS BEFORE INCOME TAXES	(2,451,861)	(57)%	(194,849)	(2)%
Income tax expense	(70,016)	(2)%	(180,602)	(2)%
NET LOSS AND COMPREHENSIVE LOSS	(2,521,877)	(59)%	(375,451)	(4)%
Less: net income (loss) attributable to the noncontrolling interest	62,012	1%	979,774	11%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,583,889)	(60)%	$(1,355,225)	(16)%

Revenues

The following table presents our revenue for the periods indicated.

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)
TAAS revenues	$4,270,533	$4,589,227	$(318,694)	(7)%
SAAS revenues	3,690	3,843	(153)	(4)%
Unicorns revenues	1,859	4,139,000	(4,137,141)	(100)%
Total Revenues	$4,276,082	$8,732,070	$(4,455,988)	(51)%

Total revenues decreased by $4,456 thousand, or 51%, to $4,276 thousand for the three months ended March 31, 2023, from $8,732 thousand for the three months ended March 31, 2022.

TaaS. TAAS revenues decreased by $319 thousand, or 7%, to $4,271 thousand for the three months ended March 31, 2023, from $4,589 thousand for the three months ended March 31, 2022. The decrease was primarily due to a decrease in ITSQuest revenue of $463 thousand, partially offset by increase in SheWorks! revenue of $206 thousand for the three months ended March 31, 2023. The State of New Mexico began lifting the strict COVID-19 lockdowns by the end of the 2021 calendar year. The lifting of such shutdown led to higher-than-normal levels of revenues for ITSQuest in the State of New Mexico during the three months ended March 31, 2022.The increase in SheWorks! revenue was a result of increased female engagement in the workplace, which we believe will increase and become a continuing trend in the corporate environment going forward as female workforce participation and higher education opportunities increase.

Unicorns. Unicorns revenues decreased by $4,137 thousand, or 100%, to $2 thousand for the three months ended March 31, 2023. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. The Company did not record revenue during the three months ended March 31, 2023, as there were no episodes distributed during that period. Unicorns revenues of $4,139 thousand for the three months ended March 31, 2022, corresponded to the two episodes that were distributed during that same period.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)
TAAS cost of revenues	$3,410,470	$3,582,807	$(172,337)	(5)%
SAAS cost of revenues	-	297	(297)	N/A
Unicorns cost of revenues	24,009	11,821	12,188	103%
Total Cost of Revenues	$3,434,479	$3,594,925	$(160,446)	(4)%

Total cost of revenues decreased by $160 thousand, or 4%, to $3,434 thousand for the three months ended March 31, 2023.

TaaS. TAAS cost of revenues decreased by $172 thousand, or 5%, to $3,410 thousand. The decrease was mainly due to a proportional decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues was $24 thousand, for the three months ended March 31, 2023, compared to $12 thousand, for the three months ended March 31, 2022. No episodes were produced during each of the three months ended March 31, 2023 and 2022.

General and administrative

General and administrative expenses decreased by $481 thousand, or 14%, to $2,918 thousand for the three months ended March 31, 2023. The decrease was primarily due to a decrease in contractors and professional services of $366 thousand, a decrease in IT expenses of $235 thousand and a decrease in travel and entertainment of $247 thousand. These decreases were partially offset by an increase in accounting service of $232 thousand and an increase in investor relation service fee of $118 thousand.

Sales and marketing

Sales and marketing expenses decreased by $1,505 thousand, or 86%, to $243 thousand for the three months ended March 31, 2023. The decrease was due to a decrease in advertising for the Unicorn Hunters show of $907 thousand and an overall decrease in general advertising for the rest of our business of $598 thousand.

Research and development

Research and development expenses decreased by $64 thousand, or 52%, to $58 thousand for the three months ended March 31, 2023. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Interest income (expense), net

Interest income (expense), net increased by ($12) thousand to ($73) thousand for the three months ended March 31, 2023. The increase was primarily due to interest expense of $74 thousand and $61 during the three months ended March 31, 2023 and 2022, respectively, in relation to the Unsecured Notes.

Provision for Income Taxes

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)
Income tax expense	$70,016	$180,602	$(110,586)	(61)%
Effective tax rate	2.9%	92.7%

The Company recorded income tax expense of $70 thousand and $180 thousand for the three months ended March 31, 2023 and 2022, respectively. The resulting effective tax rate was 2.9% and 92.7% for the three months ended March 31, 2023 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended March 31, 2023 and 2022, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the noncontrolling interest

Net income (losses) attributable to the noncontrolling interest decreased by $918 thousand, or (94%), to net income of $62 thousand for the three months ended March 31, 2023. Our noncontrolling interest holders in ITSQuest were allocated income of $103 thousand and $94 thousand for the three months ended March 31, 2023 and 2022, respectively. Our noncontrolling interest holders in Unicorns were allocated a loss of ($41) thousand and allocated an income of $886 thousand for the three months ended March 31, 2023 and 2022, respectively. As of both March 31, 2023 and 2022, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $2,051 thousand available as of March 31, 2023. Based on currently available capital resources (cash and cash equivalents on hand as of March 31, 2022), we estimate that we would be able to conduct our planned operations for three to four additional months without raising additional equity or debt financing. We estimate that at our current cash “burn rate”, the Company will not be able to operate for more than three or four months unless we receive further equity or debt financing of approximately $4,696 thousand. For the period from April 1, 2023 through the date of this Quarterly Report on Form 10-Q, we have received cash funding of $732 thousand ($725 thousand and $7 thousand from issuances of Unicoin Rights and common stock, respectively), which is used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2022, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital.

From January 1, 2023 through the day of this Quarterly Report on Form 10-Q, the Company issued 585,319 additional common stock shares and raised $1,494 thousand in cash proceeds (primarily from sales at $4 per share from Round 5).

From January 1, 2023 through March 31, 2023, the Company issued 1.3 billion rights to receive Unicoins (“Unicoin Rights”) to investors and service providers in exchange of consideration consisting of cash ($2,189 thousand) and services received ($186 thousand) amounting to approximately $2,392 thousand.

Subsequent to March 31, 2022, the Company issued Unicoin Rights as follows:

-	Issued rights to acquire 356 thousand Unicoins in exchange for consideration of approximately $103 thousand (cash of $90 thousand and non-cash of $13 thousand).

-	An additional 0.6 million Unicoin rights were issued to Company employees and non-employees as discretionary compensation.

-	Accredited investors have signed contracts for the purchase of 133 million Unicoin Rights under the five-year deferred payment plan.

-	Accredited investors contributed $39 thousand in cash toward the future acquisition of Unicoins under the ten-year prepaid plan.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of March 31, 2023, the Company recorded a liability of $506 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production- related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,551 thousand as of March 31, 2023. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three months ended March 31,
(In thousand)	2023	2022
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(1,687)	$(9,054)
Net cash used in investing activities	-	(2)
Net cash provided by financing activities	2,216	17,025
Net increase in cash and cash equivalents	$529	$7,969

Cash Used in Operating Activities

Cash flows used for operating activities decreased by ($7,368) thousand to ($1,687) thousand for the three months ended March 31, 2023, compared to ($9,054) thousand for the three months ended March 31, 2022. Net cash used in operating activities for the three months ended Mach 31, 2023, was due to our net loss of ($2,522) thousand, offset by the non-cash items of $348 thousand and increases in working capital of $487 thousand. Net cash used in operating activities for the three months ended March 31, 2022, was ($9,054) thousand, due to our net loss of ($375) thousand, adjusted by non-cash items of ($3,790) thousand and decreases in working capital of operating assets and liabilities of ($4,889) thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by ($14,809) thousand to $2,216 thousand for the three months ended March 31, 2023, compared to $17,025 thousand for the three months ended March 31, 2022. The decrease in net cash provided by financing activities was mainly due to a decrease in proceeds from the issuance of Unicoin Rights of ($13,785) thousand and a decrease in proceeds from sales of common stock of ($1,303) thousand, partially offset by a decrease in payments to repurchase common stock of $337 thousand.

Cash and Cash Equivalents

We maintain cash with several high credit quality financial institutions. Temporary cash investments with original maturities of 90 days or less are considered cash equivalents. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. We maintain our cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. We have not experienced any losses in such accounts.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in the Annual Report on Form 10-K. Our critical accounting policies and estimates are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K. Our significant and critical accounting policies and estimates have not changed significantly since the filing of the Annual Report on Form 10-K.

Recent accounting pronouncements

See “Significant Accounting Policies” in Note 2 of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $2,051 thousand available as of March 31, 2023, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivables. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents, and accounts are monitored by management to mitigate risk. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending March 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of March 31, 2023, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of March 31, 2023, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K (the “Risk Factors”). These Risk Factors could materially affect our business, financial condition and future results. These Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,691	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,276		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,356		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates		Exemption
$0.19	6,500,000	11/25/20		Section 4(a)(2)
$0.39	1,500,000	12/28/22	*	Section 4(a)(2)

*	Out of the initial 3,500,000 shares subject to the holdback provision, the Company released 1,500,000 shares on December 28, 2022, pursuant to the amended Share Exchange Agreement, as discussed in the Business Acquisition section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. As of the day of this Quarterly Report on Form 10-Q, 2,000,000 shares remain subject to the holdback provision, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition.

Capital Raising Transaction – Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through March 31, 2023 are as follows:

Minimum Price	Total Amount Sold		Interest Rate	Dates	Exemption
$1,000	$1,296,100	*	20.0%	6/3/21 to 12/31/22	Rule 506(c); Reg. S

*	Through the day of this Quarterly Report on Form 10-Q, the Company has paid off $593 thousand.

Capital Raising Transaction – Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive Unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to accredited investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.01	1,421,580,000	2/24/22 to 12/31/22	Rule 506(c); Reg. S
$0.017	80,940,886	4/1/22 to 8/30/22	Rule 506(c); Reg. S
$0.05	54,314,000	3/12/22 to 12/31/22	Rule 506(c); Reg. S
$0.055	28,811,227	9/1/22 to 11/30/22	Rule 506(c); Reg. S
$0.089	28,233,947	12/1/22 to 2/28/23	Rule 506(c); Reg. S
$0.1	127,902,000	3/18/22 to 2/28/23	Rule 506(c); Reg. S
$0.101	950,050	3/1/23 to 3/31/23	Rule 506(c); Reg. S
$0.2	9,059,494	9/8/22 to 3/31/23	Rule 506(c); Reg. S
$0.4	1,866,917	11/2/22 to 3/31/23	Rule 506(c); Reg. S
$0.5	4,000	3/1/23 to 3/31/23	Rule 506(c); Reg. S

*	The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin Rights issued at the specified price.
**	Unicoin Rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those Unicoin Rights.
***	The date represents when the Unicoin Right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Pursuant to the five-year deferred payment plan and ten-year prepaid plan discussed in Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, included in Item 1 of this Quarterly Report on Form 10-Q, we are reporting the following transactions up to the date of this report:

-	Five-Year Deferred Payment Plan – Since the launch of plan through March 31, 2023 and May 15, 2023, investors signed agreements to purchase 2.9 billion and 133.2 million Unicoin Rights, respectively. The Company has not yet collected any of the yearly instalments from these purchase agreements.

-	Ten-Year Prepaid Plan – Since the launch of plan through March 31, 2023 and May 15, 2023, investors paid $1,532 thousand and $39 thousand, respectively, for the future purchase of Unicoins pursuant to the ten-year plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between Unicoin Inc., Unicorns, Inc. and Alexander Konanykhin*
10.3	Amendment to Share Exchange Agreement, effective on December 28, 2022, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.5	Termination of the Loan Agreement and Promissory Note, dated April 28, 2021, by and between Unicoin Inc. and Silvina Moschini*
10.8	Amendment No. 1 to Termination of Loan Agreement and Promissory Note, dated July 2, 2021, by and between Unicoin Inc. and Silvina Moschini*
10.9	Advisory Service Agreement dated May 1, 2021 by and between Unicoin Inc. and Red River Associates, LLC.*
10.10	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC*
10.11	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unicoin Inc.

Date: May 15, 2023	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer