Form 10-Q
period 2023-06-30
Unicoin Inc.
filed 2023-08-14
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 733,507,964 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$6,623,089	$1,522,069
Accounts receivable, net
Trade receivables payable in cash (Note 2)	1,949,294	2,418,773
Unicorn Hunters non-cash receivables (Note 4)	-	8,322,000
Prepaid expenses and other current assets (Note 2)	707,502	511,790
Indemnification asset	4,785,455	4,659,700
TOTAL CURRENT ASSETS	14,065,340	17,434,332
Property and equipment, net	40,641	46,032
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,883,386	3,041,972
Investments in privately-held companies (Note 4)	8,627,000	298,000
Operating lease right-of-use assets	270,406	349,631
TOTAL ASSETS	$29,752,468	$25,035,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,456,650	$2,159,677
Income tax payable	24,467	27,500
Accrued expenses	2,316,899	1,314,195
Accrued payroll liabilities	680,172	611,614
Deferred revenue	25,116	18,969
ITSQuest tax liability	4,785,455	4,659,700
Short-term debt	570,300	708,100
Loan from related party (Note 13)	395,000	645,000
Operating lease liabilities, current	140,744	149,802
Other current liabilities	464,315	823,876
TOTAL CURRENT LIABILITIES	10,859,118	11,118,433
Deferred income tax liability, net	1,141,453	1,141,453
Unicoin rights financing obligation (Note 7)	48,359,967	37,461,847
Operating lease liabilities, noncurrent	132,636	199,629
TOTAL LIABILITIES	60,493,174	49,921,362

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 773,030,006 and 772,938,415 issued; 733,507,964 and 733,427,768 outstanding, net of treasury stock as of June 30, 2023 and December 31, 2022, respectively	773,030	772,938
Treasury stock, at cost; 39,522,042 and 39,510,647 shares as of June 30, 2023 and December 31, 2022, respectively	(3,393,525)	(3,389,446)
Additional paid-in capital	72,947,626	72,831,056
Accumulated deficit	(98,622,983)	(92,570,448)
TOTAL UNICOIN INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(28,295,852)	(22,355,900)
Noncontrolling interest	(2,444,854)	(2,529,800)
TOTAL STOCKHOLDERS’ DEFICIT	(30,740,706)	(24,885,700)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,752,468	$25,035,662

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES	$4,508,378	$4,860,714	8,784,460	$13,592,784
COST OF REVENUES	3,532,220	9,074,444	6,966,699	12,669,369
GROSS PROFIT	976,158	(4,213,730)	1,817,761	923,415
OPERATING COSTS AND EXPENSES
General and administrative	3,916,250	4,670,846	6,834,266	8,070,650
Sales and marketing	367,757	12,458,119	611,229	14,206,122
Research and development	56,242	126,703	114,607	249,401
TOTAL OPERATING COSTS AND EXPENSES	4,340,249	17,255,668	7,560,102	22,526,173
LOSS FROM OPERATIONS	(3,364,091)	(21,469,398)	(5,742,341)	(21,602,758)
Interest income (expense), net	(44,186)	(57,386)	(117,406)	(118,845)
Other income (expense), net	391	(586)	-	(616)
LOSS BEFORE INCOME TAXES	(3,407,886)	(21,527,370)	(5,859,747)	(21,722,219)
Income tax benefit (expense)	(37,826)	65,309	(107,842)	(115,293)
NET LOSS AND COMPREHENSIVE LOSS	(3,445,712)	$(21,462,061)	(5,967,589)	$(21,837,512)
Less: net income/(loss) attributable to the noncontrolling interest	22,934	(2,173,258)	84,946	(1,193,484)
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(3,468,646)	$(19,288,803)	$(6,052,535)	$(20,644,028)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.01)	(0.03)	$(0.01)	$(0.03)
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,485,437	734,018,271	733,469,733	733,516,974

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional				Unicoin Inc. Stockholders’	Unicoin Inc.	Total Stockholders’
	Common Stock		Paid-In	Treasury Stock		Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2021	767,525,220	$767,525	$71,041,101	(35,273,749)	$(2,714,312)	$(59,946,592)	$9,147,722	$(1,026,337)	$8,121,385
Issuance of common stock	398,596	399	1,359,469	-	-	-	1,359,868	-	1,359,868
Stock-based compensation expense	-	-	66,114	-	-	-	66,114	-	66,114
Repurchase of common stock (Note 8)	-	-	-	(3,398,730)	(339,873)	-	(339,873)	-	(339,873)
Exercise of stock options and warrants	4,478,730	4,479	1,524	-	-	-	6,003	-	6,003
Common stock issued for services	273,702	273	197,348	-	-	-	197,621	-	197,621
Non-cash dividend (Note 7)	-	-	(68,510)	-	-	-	(68,510)	-	(68,510)
Net Income (Loss)	-	-	-	-	-	(1,355,225)	(1,355,225)	979,774	(375,451)
Balance as of March 31, 2022	772,676,248	$772,676	$72,597,046	(38,672,479)	$(3,054,185)	$(61,301,817)	$9,013,720	$(46,563)	$8,967,157

Issuance of common stock	66,104	66	133,935	-	-	-	134,001	-	134,001
Stock-based compensation expense	-	-	50,990	-	-	-	50,990	-	50,990
Non-cash dividend (Note 7)	-	-	(4,540)	-	-	-	(4,540)	-	(4,540)
Net Income (Loss)	-	-	-	-	-	(19,288,803)	(19,288,803)	(2,173,258)	(21,462,061)
Balance as of June 30, 2022	772,742,352	772,742	72,777,431	(38,672,479)	(3,054,185)	(80,590,620)	(10,094,632)	(2,219,821)	(12,314,453)

Balance as of December 31, 2022	772,938,415	772,938	72,831,056	(39,510,647)	(3,389,446)	(92,570,448)	(22,355,900)	(2,529,800)	(24,885,700)
Issuance of common stock	12,445	12	33,988	-	-	-	34,000	-	34,000
Stock-based compensation expense	-	-	38,523	-	-	-	38,523	-	38,523
Repurchase of common stock	-	-	-	(6,185)	(2,412)	-	(2,412)	-	(2,412)
Common stock issued for services	38,837	40	(40)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(2,583,889)	(2,583,889)	62,012	(2,521,877)
Balance as of March 31, 2023	772,989,697	772,990	72,903,527	(39,516,832)	(3,391,858)	(95,154,337)	(24,869,678)	(2,467,788)	(27,337,466)

Issuance of common stock	2,534	2	7,498	-	-	-	7,500	-	7,500
Stock-based compensation expense	-	-	36,639				36,639		36,639
Repurchase of common stock	-	-	-	(5,210)	(1,667)	-	(1,667)	-	(1,667)
Common stock issued for services	37,775	38	(38)	-	-	-		-
Net Income (Loss)	-	-	-	-	-	(3,468,646)	(3,468,646)	22,934	(3,445,712)
Balance as of June 30, 2023	773,030,006	$773,030	$72,947,626	(39,522,042)	$(3,393,525)	$(98,622,983)	$(28,295,852)	$(2,444,854)	$(30,740,706)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,967,589)	$(21,837,512)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	75,162	117,427
Operating expenses paid with Unicoin rights (Note 7)	1,114,836	7,933,025
Operating expenses paid with digital assets (Note 5)	131,433	-
Noncash consideration (Note 4)	(7,000)	(4,139,000)
Impairment of digital assets (Note 5)	-	617,173
Depreciation and amortization expense	182,757	178,866
Noncash operating lease expense (Notes 2 and 11)	79,225	68,927
Changes in operating assets and liabilities:
Trade receivables payable in cash (Note 2)	469,479	(159,976)
Prepaid expenses and other current assets (Note 2)	(196,725)	(1,298,400)
Accounts payable	(703,027)	(157,394)
Accrued expenses and payroll liabilities	657,810	89,846
Deferred revenue	6,147	53,760
Operating lease liability (Notes 2 and 11)	(76,051)	(68,927)
Other liabilities	(326,520)	(434,286)
Net cash used in operating activities	(4,560,063)	(19,036,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(50,759)
Net cash used in investing activities	-	(50,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	199,200	48,000
Payment of short-term debt	(337,000)	(345,000)
Proceeds from sales of Unicoin rights (Note 7)	10,011,464	18,218,967
Proceeds from sales of common stock	41,498	1,470,890
Repurchase of common stock	(4,079)	(339,873)
Proceeds from exercise of stock options and warrants	-	6,003
Repayment of related party loan payable (Note 13)	(250,000)	-
Net cash provided by financing activities	9,661,083	19,058,987

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,101,020	(28,243)
CASH AND CASH EQUIVALENTS—Beginning of period	1,522,069	1,872,529
CASH AND CASH EQUIVALENTS—End of period	$6,623,089	$1,844,286

Supplemental Non-Cash Disclosures:
Market value of digital assets received as proceeds from sales of common stock (Notes 5 and 8)	-	22,980
Market value of digital assets received as proceeds from sales of Unicoin rights (Notes 5 and 7)	149,200	1,399,530
Receipt (i.e., “collection”) of private company equity securities (Note 4)	8,329,000	-
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC 842 (Note 2)	-	187,963
Non-cash dividend of Unicoin rights (730,503,862 rights) (Notes 8 and 9)	-	73,050

See accompanying notes to the unaudited condensed consolidated financial statements.

Unicoin Inc. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

AS OF June 30, 2023 AND DECEMBER 31, 2022 AND

FOR THE THREE AND SIX MONTHS ENDED June 30, 2023 AND 2022

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

In June 2023, the Company merged two of its wholly owned subsidiaries, SheWorks! and Yandiki, into one operating entity. The surviving post-merger entity will operate under the name SheWorks!. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs.

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

The Company has incurred net losses of ($5,968) thousand and ($21,838) thousand and used cash in operating activities of ($4,560) thousand and ($19,036) thousand for the six months ended June 30, 2023 and 2022, respectively, and has an accumulated deficit of ($98,623) thousand and ($92,570) thousand as of June 30, 2023 and December 31, 2022, respectively, and expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, issuing Unicoin rights, obtaining equity financing, issuing debt, or entering other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, in view of uncertainties in U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of Unicoin Inc., its wholly owned subsidiary, SheWorks!, as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest and Unicorns which are 51% and 66.67% owned, respectively, the minority interests are reflected in the condensed consolidated financial statements as non-controlling interests (“NCI”).

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of June 30, 2023 and December 31, 2022, respectively, the Company had $3,692 thousand and $700 thousand of cash in excess of the FDIC insured amounts. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

In addition, as discussed in Note 4, as of December 31, 2022 the Company had non-cash receivables consisting of options and warrants to purchase common stock in small privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. As of June 30, 2023 all related option and warrant certificates have been received and these accounts receivable have been reclassified to investments in privately-held companies in the Company’s consolidated balance sheets.

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

During the three months ended June 30, 2023, the Company had one customer for which revenue accounted for 16% or more of total revenue. This customer accounted for 6% of total customer receivables as of June 30, 2023. During the three months ended June 30, 2022 two customers accounted for 14% and 11% of the Company’s total revenue. These customers accounted for 5% and 6% of total customer receivables, as of June 30, 2022. During the six months ended June 30, 2023 two customers accounted for 11% and 10% of the Company’s total revenue. These customers accounted for 6% and 12% of total customer receivables, respectively, as of June 30, 2022. During the six months ended June 30, 2022 two customers accounted for 29% and 10% of the Company’s total revenue. These customers accounted for 36% and 6% of total customer receivables, as of June 30, 2022.

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

ITSQuest represents Company assets of $10,215 thousand, revenues of $7,342 thousand, and generated gross margins of $1,401 thousand, respectively, as of and for the six months ended June 30, 2023, respectively.

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

Financial Instruments – Credit Losses

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

Under ASC 326, Accounts receivable are recorded at the invoiced amount, net of allowance for expected credit losses. The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Accounts receivable balance to the estimated net realizable value. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

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

To date, the Company has recognized revenue in connection with six Unicorn Hunters agreements. The total revenue amount related to these agreements was $8,620 thousand to-date. As of June 30, 2023 and December 31, 2022, Unicorn Hunters non-cash receivables were $0 and $8,322 thousand, respectively and represented 0% and 77% of total receivables, respectively. In addition, these receivables represented 0% and 33% of total assets as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts balance of $35 thousand and $0, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded bad debt expense of $35 thousand and $1 thousand, respectively. For the three months ended June 30, 2023 and 2022, the Company recorded bad debt expense of $0. These amounts were related to trade receivables payable in cash.

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

The adoption of ASC 842 resulted in the recognition of $188 thousand of operating lease ROU assets and $188 thousand of operating lease liabilities on the condensed consolidated balance sheet as of January 1, 2022. Because the standard was effective January 1, 2022, but was not required to be reflected in quarterly financial statements until the first quarter of 2023, the comparative financial statements for the second quarter of 2022, included herein, differ from the financial statements included with the Company’s quarterly reports on Form 10-Q, for the six and three months ended June 30, 2022, as a result of recognition of assets and liabilities for the rights and obligations created by the Company’s leases. Refer to the Adjustment section below and Note 11 for further information.

Adjustments to Previously Reported Financial Information

Adoption of ASC 842

As noted above, the adoption of ASC 842 was effective January 1, 2022, which resulted in recognition of operating lease ROU assets and operating lease liabilities on the condensed consolidated balance sheet that were not reflected in the financial statements included with the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022.

The following table summarizes the ASC 842 related adjustments made to the Company’s previously reported financial information for the comparative financial statements included herein:

	As of and for the Six Months Ended June 30, 2022
	As Previously Reported	Adjustment for ASC 842 Adoption	As Adjusted
Changes to the Consolidated Balance Sheet (not included herein)
Operating lease right of use assets	$-	$119,036	$119,036
Total assets	26,731,588	119,036	26,850,624
Operating lease liabilities, current portion	-	106,499	106,499
Current liabilities	10,600,417	106,499	10,706,916
Operating lease liabilities, non-current	-	12,537	12,537
Total liabilities	39,046,041	119,036	39,165,077
Total stockholders’ equity	(12,314,453)	-	(12,314,453)
Total liabilities and stockholders’ equity	26,731,588	119,036	26,850,624

Changes to the Consolidated Statement of Cash Flows
Noncash operating lease expense	-	68,927	68,927
Operating lease liability change	-	(68,927)	(68,927)
Net cash used in operating activities	(19,036,471)	-	(19,036,471)

Unbilled Receivables

In addition, in connection with the Company’s implementation of new ERP system during the six months ended June 30, 2023, the chart of accounts for ITSQuest was updated to be more consistent with that of other Company subsidiaries. As a result, ITSQuest unbilled receivables, which had previously been reported as other current assets were reclassified and reported as trade receivables payable in cash in the consolidated balance sheets.

This change was effective as of June 30, 2022 and previously reported amounts were adjusted to conform with current presentation as shown in the table below.

	As Previously Reported	Adjustment	As Adjusted
Changes to the Consolidated Balance Sheet as of December 31, 2022
Trade receivables payable in cash	$2,179,586	$239,187	$2,418,773
Prepaid expenses and other current assets	750,977	(239,187)	511,790

Changes to the Consolidated Balance Sheet as of June 30, 2022 (not included herein)
Trade receivables payable in cash	2,328,028	53,587	2,381,615
Prepaid expenses and other current assets	1,566,620	(53,587)	1,513,033

Changes to the Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2022
Changes in operating assets and liabilities:
Trade receivables payable in cash	(106,389)	(53,587)	(159,976)
Prepaid expenses and other current assets	(1,351,987)	53,587	(1,298,400)

Note: the consolidated balance sheet as of December 31, 2021 was not impacted.

Significant Accounting Policies

During the six-month period ended June 30, 2023, there have been no material changes to the Company’s significant accounting policies disclosed in its audited condensed consolidated financial statements for the years ended December 31, 2022 and 2021.

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

Refer to Note 16 – Segment Information for disaggregated revenue information.

Deferred revenue

The Company had deferred revenue of $19 thousand and $51 thousand as of December 31, 2022 and December 2021, respectively. The amount of revenue recognized during the six months ended June 30, 2023 and 2022, respectively, that was included in deferred revenue at the beginning of each calendar year, was $17 thousand and $20 thousand, respectively. The amount of revenue recognized during the three months ended June 30, 2023 and 2022, respectively, that was included in deferred revenue at the beginning of each calendar year, was $6 thousand and $11 thousand, respectively.

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

The Company has revised its Intangible Assets and Financial Assets accounting policies to acknowledge that USD Coin (“USDC”) meets the definition of financial assets and as such will be measured going forward at fair value. The Company previously reported USDC within Intangible assets, net, and will report USDC within the prepaid expenses and other current assets line item going forward. The Company had a balance of $0 USDC as of June 30, 2023 and December 31, 2022. Management assessed the balance of USDC in historical periods, noting the previously reported amounts were immaterial.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy.

As of June 30, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$2,102,045	$2,102,045	$-	$-	$2,102,045

As of December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$166,343	$166,343	$-	$-	$166,343

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

NOTE 4 – INVESTMENTS IN PRIVATELY-HELD COMPANIES

As discussed in Note 2, revenue and accounts receivable for Unicorns generally consist of the fair value of stock options or warrants committed from companies that have appeared on the Unicorn Hunters show. The options or warrants underlying the commitments typically have a term of five to ten years and accounts receivable are recorded at the estimated fair value of such options or warrants as determined at contract inception. Subsequent to issuance of the option or warrant certificates to the Company, the related receivables are reclassified to investments in privately-held companies, a long-term asset account representing investments in private company equity securities.

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

The following tables summarize the Company’s non-cash receivables and investments in privately held companies as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
Non-cash receivables	$-	$8,322,000
Investments in privately-held companies	8,627,000	298,000
Carrying value of non-cash consideration	$8,627,000	$8,620,000

	June 30, 2023	December 31, 2022
Cost of investments in privately-held companies	$8,627,000	$298,000
Cumulative impairments	-	-
Cumulative upward adjustments	-	-
Carrying value of investments in privately-held companies	$8,627,000	$298,000

During the six months ended June 30, 2023, the Company received warrant certificates from five Unicorn Hunters customers with an aggregate carrying value, and estimated fair value, of $8,322 thousand. During the three months ended June 30, 2023, the Company received warrant certificates from four Unicorn Hunters customers with an aggregate carrying value, and estimated fair value, of $6,081 thousand. In addition, during the six months ended June 30, 2023, stock certificates with an aggregate carrying value, and estimated fair value, of $7 thousand were received from a TaaS customer. No such receipts took place during the three months ended June 30, 2022.

NOTE 5 – DIGITAL ASSETS

As more fully discussed in the Company’s financial statements for the years ended December 31, 2022 and 2021, the Company records the initial cost basis of digital assets at then-current quoted market prices and presents all digital asset holdings as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the prices determined.

The Company has revised its impairment loss assessment methodology for digital assets to record write-downs to the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. This revision would be consistent with the requirements of ASC 350-30-35-19, which indicates impairment exists whenever carrying value exceeds fair value. It also indicates that after an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Management assessed the potential difference in impairment loss that would have resulted in prior periods if this impairment methodology had been applied retroactively, noting the amounts were immaterial.

During the three and six months ended June 30, 2023, the Company received $150 thousand of digital assets as consideration in sales of Unicoin rights. The Company utilized $130 thousand of its digital asset holdings for vendor payments during the three months and six months ended June 30, 2023. Remaining digital asset holdings as of June 30, 2023 amounted to $19 thousand.

During the three months ended June 30, 2022, the Company received $270 thousand of digital assets as consideration in sales of Unicoin rights and recorded impairment losses of $613 thousand. During the six months ended June 30, 2022, the Company received $23 thousand of digital assets as consideration in sales of common stock and $1,400 thousand of digital assets as consideration in sales of Unicoin rights. The Company utilized $0 thousand of its digital asset holdings for vendor payments during the three months and six months ended June 30, 2022. Therefore, the Company had ending digital asset holdings of $1,043 thousand as of June 30, 2022.

The digital assets received as consideration included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Litecoin (LTC), and Tether (USDT). As shown in the table below, these digital assets were transferred to the Company as consideration for sale of Unicoin rights. Unicoin rights are more fully discussed in Note 7.

The table below summarizes the Company’s digital asset activity for the three months ended as of June 30, 2023 and 2022:

	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Dai	Tether	Three Months Ended June 30,
	(BTC)	(BCH)	(ETH)	(LTC)	(DAI)	(USDT)	2023	2022
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$1,386,407
Received as consideration in sales of Unicoin rights	23,728	807	18,233	4,714	-	101,719	149,200	270,326
Vendor Payments	(21,757)	-	(12,500)	-	-	(95,986)	(130,243)	-
Fees and Other	(174)	-	(3,483)	-	-	3,481	(177)	-
Impairments	-	-	-	-	-	-	-	(613,423)
Ending balance	$1,797	$807	$2,249	$4,714	$-	$9,213	$18,780	$1,043,310

The table below summarizes the Company’s digital asset activity for the six months ended as of June 30, 2023 and 2022:

	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Dai	Tether	Six Months Ended June 30,
	(BTC)	(BCH)	(ETH)	(LTC)	(DAI)	(USDT)	2023	2022
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$237,973
Received as consideration in sales of common stock	-	-	-	-	-	-	-	22,980
Received as consideration in sales of Unicoin rights	23,728	807	18,233	4,714	-	101,719	149,200	1,399,530
Vendor Payments	(21,757)	-	(12,500)	-	-	(95,986)	(130,243)	-
Fees and Other	(174)	-	(3,483)	-	-	3,481	(177)	-
Impairments								(617,173)
Ending balance	$1,797	$807	$2,249	$4,714	$-	$9,213	$18,780	$1,043,310

The table below summarizes the carrying values for the Company’s digital asset holdings as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Bitcoin (BTC)	$1,797	$-
Bitcoin Cash (BCH)	807	-
Ethereum (ETH)	2,249	-
Litecoin (LTC)	4,714	-
Dai (DAI)	-	-
Tether (USDT)	9,213	-
Total	$18,780	$-

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $25 thousand and $0 as of June 30, 2023 and December 31, 2022, respectively.

As discussed in the Company’s financial statements for the years ended December 31, 2022 and 2021, during the second half of the year ended December 31, 2022 the Company identified an $851 thousand difference between certain reports provided by its digital asset custodian. The Company’s digital assets, as reported in the consolidated balance sheet as of December 31, 2022, presented the lower of the reported amounts and the $851 thousand difference was written off during the fourth quarter of 2022 pending resolution with the custodian. As of June 30, 2023, the Company completed its investigation of the matter and concluded that related digital assets were misappropriated by an unknown and unauthorized outside party that bypassed the Company’s security procedures and operational infrastructure. The Company is currently exploring its legal options; however, has determined it will not be able to recover those assets.

NOTE 6 – DEBT

The Company’s short-term debt as of June 30, 2023 and December 31, 2022 totaled $570 thousand and $708 thousand, respectively of unsecured promissory notes (the “Unsecured Notes”) at 20% annual interest rate. The Company issued $199 and $48 thousand, respectively of Unsecured Notes during the six months ended June 30, 2023 and 2022, respectively. The Company issued $199 and $0 thousand, respectively of Unsecured Notes during the three months ended June 30, 2023 and 2022, respectively. Unsecured Notes interest expense of $82 thousand and $119 thousand was incurred during the six months ended June 30, 2023 and 2022, respectively and was recorded as accrued expenses in the condensed consolidated balance sheets. Unsecured Notes interest expense of $45 thousand and $57 thousand was incurred during the three months ended June 30, 2023 and 2022, respectively and was recorded as accrued expenses in the condensed consolidated balance sheets.

The Unsecured Notes mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted. The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. No significant third-party financing costs were incurred because the Company managed issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of June 30, 2023 and December 31, 2022 approximates the carrying amounts. Substantially all of the Unsecured Notes are due and payable during the year ending December 31, 2023 to the extent holders do not elect to extend one additional year.

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

During the three months ended June 30, 2023 and 2022, the Company issued rights to acquire 0.3 billion and 0.4 billion Unicoins, respectively. During the six months ended June 30, 2023 and 2022, the Company issued rights to acquire 1.6 billion and 2.7 billion Unicoins, respectively. The Company accounts for Unicoin rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged as consideration for Rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. The Company concluded that it has a legal or contractual obligation and recorded an amount necessary to refund the amount originally paid by investors if holders’ reasonable expectation to receive Unicoins is not achieved.

To date, the Company has begun exploring possible service providers and exchanges which can assist with the tokenization of Unicoins and eventual launch but has not yet begun actual technological development or coding of the tokens. The Company reasonably expects that technical development can happen in a relatively short time, assuming regulatory readiness for launch, and hopes to complete this process by the end of the 2023 calendar year. Neither the Unicoin rights nor the tokenized Unicoins will grant any intellectual property rights to holders. As of June 30, 2023 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what amount, or on what terms, Unicoins will be available to be issued, if ever.

As of June 30, 2023 and December 31, 2022 the outstanding financing obligation related to Unicoin rights was $48,360 thousand and $37,462 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to develop and launch the Unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the Unicoin rights financing obligation. Due to the currently undetermined rights of Unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to Unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the Unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the Unicoin is launched or probable of launch.

The fair value measurement of the Unicoin rights financing obligation was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

The following table summarizes the components of the Unicoin rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of Unicoin Right Holder		June 30, 2023		December 31, 2022
	Form of Consideration	Units	Amount	Units	Amount
Accredited Investors	Cash and Digital Assets	1,675,905,941	31,228,923	1,532,851,167	$23,454,700
Unicoin Inc. Shareholders	Non-Cash Dividends	730,522,705	73,052	730,524,705	73,052
Employee, Contractors, Directors	Discretionary Compensation	343,680,612	34,368	330,052,274	361,119
Service Providers, Influencers and Employees	Services and Employee Labor	203,439,167	12,499,681	197,505,326	11,058,094
Subtotal		2,953,548,425	43,836,024	2,790,933,472	$34,946,965
ITSQuest Contingent Divestiture Amendment	Contract Amendment	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Cash	3,078,997,452	972,663	1,630,136,422	297,882
Ten-Year Prepaid Plan	Cash	8,151,047	1,771,280	2,131,667	437,000
Total		6,060,696,924	48,359,967	4,443,201,561	$37,461,847

Sales to Accredited Investors

As of June 30, 2023 and December 31, 2022, the Unicoin rights financing obligation associated with sales to Accredited Investors amounted to $31,229 thousand and $23,455 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of Unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.50. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holder of Unicoin rights has a reasonable right to either 1) receive the number of Unicoins specified in their Unicoin rights agreement upon the future development and launch of the Unicoin or 2) a refund of the amount invested in anticipation of the future development and launch of Unicoins. Therefore, all amounts received from sales to Accredited Investors have been recorded as a Unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of Unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of Unicoin rights, prior to finalizing any plan to market and sell Rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such Rights. As a result, the Company has ascribed a de minimis value to all Unicoin rights issued to shareholders on February 10, 2022. As of June 30, 2023 and December 31, 2022, the Unicoin rights financing obligation associated non-cash dividend of Unicoin rights amounted to $73 thousand.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued Unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These Unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The Unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the Unicoin within the terms of the Unicoin rights agreement, on a per Unicoin Right basis, the amount that holders would be entitled to if the Unicoin is not ultimately launched is de minimis in relation to the actual fair value per Unicoin Right. As of June 30, 2023 and December 31, 2022, the Unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $34 thousand and $361 thousand, respectively.

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

These contracts do not specify the value of services rendered by Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of June 30, 2023 and December 31, 2022, the Unicoin rights financing obligation associated with Unicoin rights issued to service providers, influencers and employees amounted to $12,500 thousand and $11,058 thousand, respectively.

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

Because there is no history of collections under the deferred payment plan, as no annual installment have become due yet and because there is uncertainty regarding payment in the event that Unicoins have not been developed and launched by the time the first annual installments become due, the Company has not recorded a receivable and a corresponding Unicoin rights financing obligation for uncollected amounts. As of June 30, 2023 and December 31, 2022, the Company has recognized an asset and a corresponding Unicoin rights financing obligation of $973 thousand and $298 thousand, respectively, for cash collateral submitted by investors under the deferred payment plan. However, no asset will be recognized for the fair value of non-cash collateral unless and until one or more investors default on their payment obligation.

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

The following table summarizes the pledged collateral pursuant to the five-year deferred payment plan as of June 30, 2023 and December 31, 2022:

	Estimated Fair Value of Collateral Received as of:
Form of Collateral Received	June 30, 2023	December 31, 2022
Cash	$972,663	$297,882
Digital Assets	131,841	94,102
Non-Unicoin Inc. Stock	1,771,180	-
Unicoin Inc. Common Stock	4,633,210	1,931,116
Unicoin rights	19,631,505	8,175,000
Real Estate	12,719,514	2,300,000
Total	$39,859,913	$12,798,100

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin rights – Based on fair value of Unicoin rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate – Based on third-party appraisal as of or near the balance sheet date for the reporting period.

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to investors in its ongoing Unicoin rights offering. The investor remits a cash or digital asset deposit (the “principal”) for a period of up to ten years. After the first year, the investor can either withdraw the principal or apply it towards the purchase of Unicoins at 20 cents per unit. Five years after the deposit (the “maturity”), the investor earns a cumulative interest of 50% of the principal, which qualifies toward the withdrawal or purchase of Unicoins. As of June 30, 2023 and December 31, 2022, cumulative cash receipts of $1,771 thousand and $437 thousand, respectively, were recorded as Unicoin rights financing obligation in connection with the ten-year prepaid plan. As of June 30, 2023 and December 31, 2022, accrued interest recorded within the Unicoin rights financing obligation amounted to $36 thousand and zero, respectively.

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

Unicoin Rights Issued to Related Parties

The following table summarizes Unicoin rights issued to related parties as of June 30, 2023 and December 31, 2022:

		Outstanding Unicoin Rights and Related Financing Obligation
		June 30, 2023		December 31, 2022
Nature / Category	Relationship	Units	Amount	Units	Amount
Accredited Investors	Officers and Directors	3,000,000	30,000	3,000,000	$30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	542,425,284	54,242	542,014,208	54,201
Discretionary Awards	Officers, Directors & their Families	89,329,000	8,933	83,514,999	453,705
Consideration for Services	Officers, Directors & their Families	28,939,112	1,928,449	28,747,043	852,514
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	251,666,500	-	-	-
Total		935,359,896	$3,801,624	677,276,250	$3,170,420

Other Matters

As of June 30, 2023 and December 31, 2022, the Company held $606 thousand and $192 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoin rights on the condensed consolidated statements of cash flows.

On May 5, 2023, the Company entered into an Asset Swap Agreement with an investor in Thailand, the Company agreed to provide 12.8 million Unicoin rights in exchange for real estate assets located in Thailand, currently owned by the noted investor. As it awaits the completion of the due diligence process, the Company has not yet received the deed to the related real estate assets. Accordingly, the Company has not recorded any accounting entries regarding this Asset Swap Agreement with the investor in Thailand.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares with 773,030,006 and 772,938,415 shares of common stock issued and 733,507,964 and 733,427,768 outstanding, net of treasury stock, as of June 30, 2023, and December 31, 2022, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended June 30, 2023 and 2022, the Company raised $8 thousand and $134 thousand, respectively, via a series of funding rounds as follows:

	Three Months Ended June 30, 2023
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a and 4b	2,500	3.00	$7,500
Round 5*	34	-	-
Total stock issued	2,534		$7,500

*	In the three months ended June 30, 2023, the Company issued 34 shares as part of Round 5 to correct a previously issued stock certificate. No additional proceeds were collected as part of the correction.

	Three Months Ended June 30, 2022
Series	Shares	Weighted Average Price per Share	Proceeds
Plus: Stock issues - Round 3b	2	$0.30	$1
Plus: Stock issues - Round 4a	60,500	2.00	121,000
Plus: Stock issues - Round 4b	(3,000)	3.00	(9,000)
Plus: Stock issues - Round 5	5,698	3.86	22,000
Total stock issues	63,200		$134,001

For the six months ended June 30, 2023 and 2022, the Company raised $42 thousand and $1,494 thousand, respectively, via a series of funding rounds as follows:

	Six Months Ended June 30, 2023
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a and 4b	8,000	2.06	$16,500
Round 5	6,979	3.58	25,000
Total stock issued	14,979		$41,500

	Six Months Ended June 30, 2022
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 3b	2	$0.50	$1
Round 4a	90,000	2.00	180,000
Round 4b	24,001	3.00	72,000
Round 5	343,311	3.62	1,241,868
Total stock issues	457,314		$1,493,869

All shares were issued from the Company’s pool of authorized common stock, which rights and privileges are discussed above and were the same for all shares issued to date. Each funding round was available for a defined period with a specified price per share and did not overlap with other funding rounds. Investors that subscribed during a specific round, locked the pricing offered for that round and Company had a limited time to close on the issuance of shares. Once a funding round was fully subscribed to and committed, management evaluated capital needs and determined the price for the following round.

Repurchases of Common Stock

For the three months ended June 30, 2023 and 2022, the Company repurchased 5,210 and 0 shares in exchange for $2 thousand and $0 thousand, respectively. For the six months ended June 30, 2023 and 2022, the Company repurchased 11,395 and 3,398,730 shares in exchange for $4 thousand and $340 thousand, respectively. Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of June 30, 2023.

Shares of common stock reserved for future issuance were as follows:

	June 30, 2023	December 31, 2022
Stock options outstanding (Note 9)	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,310,000	10,310,000
Restricted stock units (Note 9)	290,142	369,571

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

The Company recorded $0 and $12 thousand of stock-based compensation expense relating to stock option awards during the six months ended June 30, 2023 and 2022, respectively. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. The risk-free interest rate is based on the U.S. Treasury yield curve applicable to a period equal to the expected term of the award. The Company accounts for forfeitures as they occur.

The following is a summary of stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2023	55,535,881	$0.031	6.61	$20,271,659
Granted	-
Exercised	-
Cancelled	-
Ending balance June 30, 2023	55,535,881	$0.031	6.11	$17,517,773

Vested and exercisable as of June 30, 2023	55,535,881	$0.031	6.11	$17,517,773

The assumptions used to determine stock-based compensation expense for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Fair value of common stock	$0.34	$0.91 - 0.94
Expected term (in years)	10	10
Volatility	55.00%	58.00% - 59.00%
Risk-free rate	5.27%	2.30% - 2.90%
Dividend yield	-	-

Restricted Stock Units

Equity-classified RSU’s have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. These awards vest immediately. No liability-classified RSU’s existed subsequent to December 31, 2022.

The following is a summary of RSU activity for the six months ended June 30, 2023:

Number of RSU’s
Beginning balance - January 1, 2023	369,571
Granted	-
Vested	(76,612)
Forfeited	(2,817)
Ending balance - June 30, 2023	290,142

The Company recorded $37 thousand and $52 thousand of stock-based compensation expense relating to RSU’s during the three months ended June 30, 2023 and 2022, respectively. The Company recorded $75 thousand and $106 thousand of stock-based compensation expense relating to RSU’s during the six months ended June 30, 2023 and 2022, respectively.

During the three and six months ended June 30, 2023 and 2022 substantially all stock-based compensation expense was classified as general and administrative expense.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of June 30, 2023 and December 31, 2022 all warrants were classified as equity with a weighted average grant date fair value of $0.02.

The table below summarizes warrant activity for the three months and six months ended June 30, 2023:

Number of Warrants
Beginning balance as of January 1, 2023	10,310,000
Granted	-
Exercised	-
Forfeited	-
Ending balance as of June 30, 2023	10,310,000

NOTE 11 – LEASES

As discussed in Note 2, the Company adopted ASC 842 effective January 1, 2022 and applied a modified retrospective transition approach. The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2025. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of June 30, 2023, the remaining lease term of the Company’s operating leases ranges from less than one year to three years.

As of June 30, 2023 and December 31, 2022, total operating lease ROU assets were $270 thousand and $350 thousand, respectively. As of June 30, 2023 and December 31, 2022 operating lease liabilities totaled $273 thousand and $350 thousand, respectively. As of June 30, 2023 and December 31, 2022 the current portion of the operating lease liability was $141 thousand and $150 thousand, respectively. As of June 30, 2023 and December 31, 2022 the non-current portion was $133 thousand and $200 thousand, respectively.

As of June 30, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 1.8 years and 1.6 years, respectively. As of June 30, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average discount rate of 10%.

The Company recorded aggregate operating lease expense of $186 thousand and $140 thousand for the six months ended June 30, 2023 and 2022, respectively. The Company recorded aggregate operating lease expense of $92 thousand and $73 thousand for the three months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023 and 2022, the Company recorded operating lease expense of $95 thousand and $76 thousand, respectively, for leases which were capitalized as ROU assets and operating lease liabilities. For the three months ended June 30, 2023 and 2022, the Company recorded operating lease expense of $53 thousand and $38 thousand, respectively, for leases which were capitalized as ROU assets and operating lease liabilities. The Company elected to exclude leases with a term of 12 months or less from its condensed consolidated balance sheets. For the six months ended June 30, 2023 and 2022, the Company recorded operating lease expense of $91 thousand and $64 thousand, respectively, for these leases that were not capitalized. For the three months ended June 30, 2023 and 2022, the Company recorded operating lease expense of $39 thousand and $38 thousand, respectively, for these leases that were not capitalized.

As of June 30, 2023, future maturities of operating lease liabilities were as follows:

Amount
2023 (July 1 through December 31)	$85,803
2024	142,953
2025	73,696
Future operating lease payments	302,452
Imputed interest	(29,072)
Total operating lease liabilities	273,380
Current portion	(140,744)
Operating lease liabilities, noncurrent	$132,636

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 7, a Financing Obligation of $3,802 thousand and $3,170 thousand has been recorded in connection to Unicoin rights issued to related parties as of June 30, 2023 and December 31, 2022, respectively.

Loan from Chief Executive Officer

During the second half of the year ended December 31, 2022, Alex Konanykhin, CEO and a director of the Company made interest-free advances totaling $645 thousand to the Company. During the three months ended June 30, 2023, the Company repaid $250 thousand to the CEO. As of June 30, 2023 and December 31, 2023, related party loan payable amounted to $395 thousand and $645 thousand, respectively. These advances were for general corporate purposes. No maturity date is specified but management’s intent is to repay the loan during the year ending December 31, 2023 therefore the balance is classified as a current liability in the condensed consolidated balance sheet.

NOTE 14 – INCOME TAXES

The Company recorded income tax benefit (expense) of ($38) thousand and $65 thousand for the three months ended June 30, 2023 and 2022, respectively. The resulting effective tax rates were 1.1% and (0.3%) for the three months ended June 30, 2023 and 2022, respectively. The Company recorded income tax benefit (expense) of ($108) thousand and ($115) thousand for the six months ended June 30, 2023 and 2022, respectively. The resulting effective tax rates were 1.8% and 0.5% for the six months ended June 30, 2023 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended June 30, 2023 and 2022, there were no significant changes to the total amount of unrecognized tax benefits.

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

Calculation of net loss per share is as follows for the three months and six months ended June 30 2023 and June 30, 2022 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and Diluted:	2023	2022	2023	2022
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(3,468,646)	$(19,288,803)	(6,052,535)	(20,644,028)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,485,437	734,018,271	733,469,733	733,516,974

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.03)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options outstanding (Note 9)	55,535,881	55,535,881	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,310,000	10,310,000	10,310,000	10,310,000
Restricted stock units (Note 9)	290,142	529,697	290,142	529,697

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

The following tables you set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
	2023			2022
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,387,559	$115,306	$4,502,865	$4,463,870	$388,823	$4,852,693
Subscription revenues	433	2,751	3,184	494	7,527	8,021
Unicorn Hunters	2,329	-	2,329	-	-	-
Total revenues	$4,390,321	$118,057	$4,508,378	$4,464,364	$396,350	$4,860,714

The following tables you set forth certain reportable segment information relating to where the Company derived its revenue for the six months ended June 30, 2023, and 2022:

	Six Months Ended June 30,
	2023			2022
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$8,546,035	$227,363	$8,773,398	$8,824,134	$617,786	$9,441,920
Subscription revenues	933	5,941	6,874	848	11,016	11,864
Unicorn Hunters	2,677	1,511	4,188	-	4,139,000	4,139,000
Total revenues	$8,549,645	$234,815	$8,784,460	$8,824,982	$4,767,802	$13,592,784

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$3,184	$4,502,865	$2,329	$4,508,378
Cost of revenues	-	3,526,595	5,625	3,532,220
Gross profit (loss)	$3,184	$976,270	$(3,296)	$976,158

	Three Months Ended June 30, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$8,021	$4,852,693	$-	$4,860,714
Cost of revenues	573	3,703,279	5,370,592	9,074,444
Gross profit	7,448	1,149,414	(5,370,592)	(4,213,730)

The following tables set forth certain reportable segment information relating to the Company’s operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$6,874	$8,773,398	$4,188	$8,784,460
Cost of revenues	-	6,937,065	29,634	6,966,699
Gross profit (loss)	$6,874	$1,836,333	$(25,446)	$1,817,761

	Six Months Ended June 30, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$11,864	$9,441,920	$4,139,000	$13,592,784
Cost of revenues	870	7,286,086	5,382,413	12,669,369
Gross profit	10,994	2,155,834	(1,243,413)	923,415

There were no material transactions between reportable segments during the three months ended June 30, 2023 and 2022.

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

Unicoin Rights Issued

Subsequent to June 30, 2023, the Company issued Unicoin rights as follows:

-	Issued rights to acquire 20,905 thousand Unicoins in exchange for consideration of approximately $1,075 thousand (cash of $535 thousand and non-cash of $540 thousand).

-	Accredited investors contributed $50 thousand in cash toward the future acquisition of Unicoins under the ten-year prepaid plan.

In addition, on August 7, 2023, the Company entered into an Asset Swap Agreement with Electroquimica Del Neuquen S.A., a mining company in Argentina (the “Argentinian counterpart”), the Company agreed to provide 420 million Unicoin rights in exchange for real estate assets owned by the Argentinian counterpart. As it awaits the completion of the due diligence process, the Company has not issued the Unicoin rights nor has received the deed to the related real estate assets.

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

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS (Software-as-a-Service) software business which provides for simple and seamless monitoring and management of remote or work-from-home employees. Unicoin Inc. has also launched a security token project in early 2022, as a complementary business to its Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, Unicoin Inc. wholly owns two TaaS (Talent-as-a-Service) operating companies and platforms – SheWorks! and Yandiki. In June 2023, the Company merged Yandiki into the SheWorks! operating company. As a holding company, Unicoin Inc. is also the majority owner of a traditional staffing agency, ITSQuest, with a regional presence in the U.S. Southwest. Finally, as a holding company, Unicoin Inc. also became the majority owner in 2021 of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

On October 6, 2022, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from TransparentBusiness, Inc. to Unicoin Inc. The name change was effective as of October 6, 2022.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

Unicoin Inc.

Unicorns Inc.	ItsQuest	SheWorks!
66.67%	**51%**	**100%**

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Tether (USDT) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company has ownership of and control over its digital assets and uses the third-party custodial services of Coinbase Global, Inc (“Coinbase”), which is a publicly-traded company that operates a cryptocurrency exchange platform and provides custodial wallets to hold the digital assets. Coinbase provides us protection through dual authentication security, which controls account access through requiring separate authentication from two authorized individuals. Management monitors transactions and account balances through the Coinbase client portal, as applicable. We also intend to use Coinbase as a third-party custodial service to facilitate the holding and exchange of Unicoins, which are described below, upon development and launch.

Unicoin Inc. is also developing a security token related to the Unicorn Hunters show, called Unicoin. Unicoin’s value is intended to be supported by the equity positions given to Unicorns by Unicorn Hunters show participants, as well as equity positions acquired from non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held by either Unicorns Inc. or the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of Unicoins. The Company is currently engaged in a private placement of rights to acquire Unicoins, upon completion of their technological and legal development, and the funds being raised in such rights offering are to be used to fund the development and launch of Unicoins, create worldwide brand awareness of Unicoins, and pay for general corporate matters and operating expenses. The Unicoins development project is currently being undertaken by Unicoin Inc., but may in the future be transferred to a to-be-formed subsidiary of Unicoin Inc.

Unicoins are expected to also have a utility function in what is referred to as the “Unicorn Hunters Ecosystem,” in that holders may use Unicoins to purchase media inventory at our discounted rate. The Company plans to purchase media inventory and resell it to Unicoin holders in exchange for Unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory, and retention of a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis and have not been predetermined. The private placement is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder.

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

SaaS Revenue. For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue, and revenue is recognized over the subscription period.

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

Economic and Labor Trends

Demand for our talent pool, consultants, and growth of placement services are dependent upon general economic and labor trends. We believe that the Company is well positioned in the current macroeconomic environment, particularly as economies continue to reopen and demand for services increase. We expect the legacy of the coronavirus pandemic to continue promoting geographical work flexibility as travel restrictions may be slow to be lifted, which would help drive business growth. A Gartner survey revealed that 74% of CFOs intend to shift at least some employees to remote work permanently, post COVID-19.

Demand for Diversity and Demographic Changes

Diversity and talent form the bedrock of our company. We help customers drive diversity by connecting them to a talent pool of professional women through our SheWorks! business. We believe that female engagement in the workplace will continue to increase and become a major feature of the corporate environment going forward as female workforce participation and higher education opportunities increase.

Dynamic and evolving technology

The ability to respond in time to technological trends and new developments is a key determinant of our business and operational performance. We have a clearly focused technology roadmap that introduces new functionality and features within our platform, thereby ensuring a dynamic and evolving product experience. We believe this will widen our platform’s appeal to new customers, while creating potential for expanded use by existing customers, resulting in greater revenue growth opportunities.

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

Major operations in Unicorns were initiated after the year ended December 31, 2020. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. The revenue consideration from Unicorns customers is fixed at contract inception and has historically been received in one of two forms: 1) either a pre-determined number of stock options, warrants or shares or 2) options or warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. As of the date of this Quarterly Report on Form 10-Q, we have collected securities as payment for Unicorns services from all participants who have been charged a fee.

Results of Operations

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023 and 2022 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Six Months Ended June 30,
	2023	% of Total Revenues	2022	% of Total Revenues
REVENUES:
Staffing revenues	$8,733,398	100%	$9,441,920	69%
Subscription revenues	6,874	-	11,864	-
Unicorns revenues	4,188	-	4,139,000	30%
Total Revenues	8,784,460	100%	13,592,784	100%
COST OF REVENUES:
Staffing cost of revenues	6,937,065	79%	7,286,086	54%
Subscription cost of revenues	-	-	870	-
Unicorns cost of revenues	29,634	0%	5,382,413	40%
Total Cost of Revenues	6,966,699	79%	12,669,369	93%
GROSS PROFIT	1,817,761	21%	923,415	7%
OPERATING COSTS AND EXPENSES
General and administrative	6,834,265	78%	8,070,650	59%
Sales and marketing	611,229	7%	14,206,122	105%
Research and development	114,607	1%	249,401	2%
TOTAL OPERATING COSTS AND EXPENSES	7,560,101	86%	22,526,173	166%
LOSS FROM OPERATIONS	(5,742,340)	(65)%	(21,602,758)	(159)%
Interest income (expense), net	(117,406)	(1)%	(118,845)	(1)%
Other income (expense), net	-	-	(616)	-
LOSS BEFORE INCOME TAXES	(5,859,746)	(67)%	(21,722,219)	(160)%
Income tax expense	(107,842)	(1)%	(115,293)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(5,967,588)	(68)%	(21,837,512)	(161)%
Less: net income (loss) attributable to the noncontrolling interest	84,946	1%	(1,193,484)	(9)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(6,052,534)	(69)%	$(20,644,028)	(152)%

Revenues

The following table presents our revenue for the periods indicated.

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
TAAS revenues	$8,773,398	$9,441,920	$(668,522)	(7)%
SAAS revenues	6,874	11,864	(4,990)	(42)%
Unicorns revenues	4,188	4,139,000	(4,134,812)	(100)%
Total Revenues	$8,784,460	$13,592,784	$(4,808,324)	(35)%

Total revenues decreased by $4,808 thousand, or 35%, to $8,784 thousand for the six months ended June 30, 2023, from $13,593 thousand for the six months ended June 30, 2022.

TaaS. TAAS revenues decreased by $669 thousand, or 7%, to $8,773 thousand for the six months ended June 30, 2023, from $9,442 thousand for the six months ended June 30, 2022. The decrease was primarily due to a decrease in ITSQuest revenue of $612 thousand, a decrease in Yandiki revenue of $201 thousand, partially offset by an increase in SheWorks! revenue of $151 thousand for the six months ended June 30, 2023. The State of New Mexico began lifting the strict COVID-19 lockdowns by the end of the 2021 calendar year, which led to higher-than-normal levels of revenues for ITSQuest in the State of New Mexico during the six months ended June 30, 2022. The increase in SheWorks! revenue was a result of increased female engagement in the workplace, which we believe will increase and become a continuing trend in the corporate environment going forward as female workforce participation and higher education opportunities increase.

Unicorns. Unicorns revenues decreased by $4,135 thousand, or 100%, to $4 thousand for the six months ended June 30, 2023. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. The Company did not record any significant revenue during the six months ended June 30, 2023, as there were no episodes distributed during that period. Unicorns revenues of $4,139 thousand for the six months ended June 30, 2022, corresponded to the two episodes that were distributed during that same period.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
TAAS cost of revenues	$6,937,065	$7,286,086	$(349,021)	(5)%
SAAS cost of revenues	-	870	(870)	N/A
Unicorns cost of revenues	29,634	5,382,413	(5,352,779)	(99)%
Total Cost of Revenues	$6,966,699	$12,669,369	$(5,702,670)	(45)%

Total cost of revenues decreased by $5,703 thousand, or 45%, to $6,967 thousand for the six months ended June 30, 2023, from $12,669 thousand for the six months ended June 30, 2022.

TaaS. TAAS cost of revenues decreased by $349 thousand, or 5%, to $6,937 thousand. The decrease was mainly due to a proportional decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues was decreased by $5,353 thousand to $30 thousand for the six months ended June 30, 2023, compared to $5,382 thousand, for the six months ended June 30, 2022. No episodes were produced during each of the six months ended June 30, 2023 and 2022.

General and administrative

General and administrative expenses decreased by $1,236 thousand, or 15%, to $6,834 thousand for the six months ended June 30, 2023. The decrease was primarily due to a decrease in impairment loss recognized on cryptocurrency assets of $617 thousand, decrease in contractor and professional service expenses of $587 thousand, a decrease in travel and entertainment expenses of $497 thousand and a decrease in IT expenses of $106 thousand. These decreases were partially offset by an increase in accounting services of $789 thousand.

Sales and marketing

Sales and marketing expenses decreased by $13,595 thousand, or 96%, to $611 thousand for the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in advertising for the Unicorn Hunters show of $1,913 thousand, as no episodes were released during the period, a decrease of $1,014 thousand in relation to general advertising paid for by exchanging Unicoin rights and an overall decrease in general advertising spending for the rest of our business of $10,668 thousand.

Research and development

Research and development expense decreased by $135 thousand, or 54%, to $115 thousand for the six months ended June 30, 2023. Research and development expense mainly consists of personnel related costs, such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Interest income (expense), net

Interest income (expense), net decreased by $1 thousand to ($117) thousand for the six months ended June 30, 2023. The change was primarily due to increases in interest expense of $36 thousand payable to holders of Unicoin rights issued under the ten-year prepaid plan, partially offset by a decrease in interest expense of $37 thousand from a net reduction in outstanding Unsecured Notes.

Provision for Income Taxes

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Income tax expense	$107,842	$115,293	$(7,451)	(6)%
Effective tax rate	1.8%	0.5%

The Company recorded income tax expense of $108 thousand and $115 thousand for the six months ended June 30, 2023 and 2022, respectively. The resulting effective tax rate was 1.8% and 0.5% for the six months ended June 30, 2023 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the six months ended June 30, 2023 and 2022, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the noncontrolling interest

Net income (losses) attributable to the noncontrolling interest increased by $1,278 thousand, or 107%, to net income of $85 thousand for the six months ended June 30, 2023. Our noncontrolling interest holders in ITSQuest were allocated income of $159 thousand and $169 thousand for the six months ended June 30, 2023 and 2022, respectively. Our noncontrolling interest holders in Unicorns were allocated losses of ($74) thousand and ($1,363) thousand for the six months ended June 30, 2023 and 2022, respectively. As of both June 30, 2023 and 2022, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2023 and 2022 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,
	2023	% of Total Revenues	2022	% of Total Revenues
REVENUES:
Staffing revenues	$4,502,865	100%	$4,852,693	100%
Subscription revenues	3,184	-	8,021	-
Unicorns revenues	2,329	-	-	-
Total Revenues	4,508,378	100%	4,860,714	100%
COST OF REVENUES:
Staffing cost of revenues	3,526,595	78%	3,703,279	76%
Subscription cost of revenues	-	-	573	-
Unicorns cost of revenues	5,625	-	5,370,592	110%
Total Cost of Revenues	3,532,220	78%	9,074,444	187%
GROSS PROFIT	976,158	22%	(4,213,730)	(87)%
OPERATING COSTS AND EXPENSES
General and administrative	3,916,249	87%	4,670,846	96%
Sales and marketing	367,757	8%	12,458,119	256%
Research and development	56,242	1%	126,703	3%
TOTAL OPERATING COSTS AND EXPENSES	4,340,248	96%	17,255,668	355%
LOSS FROM OPERATIONS	(3,364,090)	(75)%	(21,469,398)	(442)%
Interest income (expense), net	(44,186)	(1)%	(57,386)	(1)%
Other income (expense), net	391	0%	(586)	-
LOSS BEFORE INCOME TAXES	(3,407,885)	(76)%	(21,527,370)	(443)%
Income tax benefit (expense)	(37,826)	(1)%	65,309	1%
NET LOSS AND COMPREHENSIVE LOSS	(3,445,711)	(76)%	(21,462,061)	(442)%
Less: net income (loss) attributable to the noncontrolling interest	22,934	1%	(2,173,258)	(45)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(3,468,645)	(77)%	$(19,288,803)	(397)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
TAAS revenues	$4,502,865	$4,852,693	$(349,828)	(7)%
SAAS revenues	3,184	8,021	(4,837)	(60)%
Unicorns revenues	2,329	-	2,329	N/A
Total Revenues	$4,508,378	$4,860,714	$(352,336)	(7)%

Total revenues decreased by $352 thousand, or 7%, to $4,508 thousand for the three months ended June 30, 2023, from $4,861 thousand for the three months ended June 30, 2022.

TaaS. TAAS revenues decreased by $350 thousand, or 7%, to $4,503 thousand for the three months ended June 30, 2023, from $4,853 thousand for the three months ended June 30, 2022. The decrease was primarily due to a decrease in ITSQuest revenue of $149 thousand, a decrease in Yandiki revenue of $139 thousand, and a decrease in SheWorks! revenue of $55 thousand for the three months ended June 30, 2023. The State of New Mexico began lifting the strict COVID-19 lockdowns by the end of the 2021 calendar year. The lifting of such shutdown led to higher-than-normal levels of revenues for ITSQuest in the State of New Mexico during the three months ended June 30, 2022. The Company scaled down Yandiki operations and completed its merger of Yandiki into SheWorks! in June 2023. The decrease in SheWorks! revenue can be attributable to normal fluctuations in the jobs market and overall economy.

Unicorns. Unicorns revenues increased by $2 thousand for the three months ended June 30, 2023. There were no Unicorn Hunters episodes distributed during each of the three months ended June 30, 2023 and 2022.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
TAAS cost of revenues	$3,526,595	$3,703,279	$(176,684)	(5)%
SAAS cost of revenues	-	573	(573)	N/A
Unicorns cost of revenues	5,625	5,370,592	(5,364,967)	(100)%
Total Cost of Revenues	$3,532,220	$9,074,444	$(5,542,224)	(61)%

Total cost of revenues decreased by $5,542 thousand, or 61%, to $3,532 thousand for the three months ended June 30, 2023.

TaaS. TAAS cost of revenues decreased by $177 thousand, or 5%, to $3,527 thousand. The decrease was mainly due to a proportional decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $5,365 thousand to $6 thousand for the three months ended June 30, 2023, compared to $5,371 thousand, for the three months ended June 30, 2022. No episodes were produced during each of the three months ended June 30, 2023 and 2022.

General and administrative

General and administrative expenses decreased by $755 thousand, or 16%, to $3,916 thousand for the three months ended June 30, 2023. The decrease was primarily due to a decrease in impairment loss recognized on cryptocurrency assets of $613 thousand, a decrease in contractors and professional services of $511 thousand and a decrease in travel and entertainment of $263 thousand. These decreases were partially offset by an increase in accounting service of $557 thousand.

Sales and marketing

Sales and marketing expenses decreased by $12,090 thousand, or 97%, to $368 thousand for the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in advertising for the Unicorn Hunters show of $1,006 thousand, as there were no episodes released during the period, a decrease of $1,014 thousand in relation to general advertising paid for by exchanging Unicoin rights and an overall decrease in general advertising spending for the rest of our business of $10,071 thousand.

Research and development

Research and development expense decreased by $70 thousand, or 56%, to $56 thousand for the three months ended June 30, 2023. Research and development expense mainly consists of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Interest income (expense), net

Interest income (expense), net increased by $(7) thousand to $(65) thousand for the three months ended June 30, 2023. The increase was primarily due to an increases in interest expense of $19 thousand payable to holders of Unicoin rights issued under the ten-year prepaid plan, partially offset by a decrease in interest expense of $12 thousand from a net reduction in outstanding Unsecured Notes.

Provision for Income Taxes

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Income tax expense	$(37,826)	$65,309	$(103,135)	(158)%
Effective tax rate	1.1%	(0.3)%

The Company recorded income tax benefit (expense) of $(38) thousand and $65 thousand for the three months ended June 30, 2023 and 2022, respectively. The resulting effective tax rate was 1.1% and (0.3)% for the three months ended June 30, 2023 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended June 30, 2023 and 2022, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the noncontrolling interest

Net income (losses) attributable to the noncontrolling interest increased income by $2,258 thousand, or 104%, to net income of $23 thousand for the three months ended June 30, 2023. Our noncontrolling interest holders in ITSQuest were allocated income of $56 thousand and $75 thousand for the three months ended June 30, 2023 and 2022, respectively. Our noncontrolling interest holders in Unicorns were allocated losses of $(33) thousand and $(2,248) thousand for the three months ended June 30, 2023 and 2022, respectively. As of both June 30, 2023 and 2022, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $6,623 thousand available as of June 30, 2023. Based on currently available capital resources (cash and cash equivalents on hand as of June 30, 2023), we estimate that we would be able to conduct our planned operations for eight to nine additional months without raising additional equity or debt financing. We estimate that at our current cash “burn rate”, the Company will not be able to operate for at least twelve months unless we receive further equity or debt financing of approximately $2,495 thousand. For the period from July 1, 2023 through the date of this Quarterly Report on Form 10-Q, we have received cash funding of $1,062 thousand ($1,055 thousand and $7 thousand from issuances of Unicoin rights and common stock, respectively), which is used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2022, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital.

From January 1, 2023 through June 30, 2023, the Company issued 1.6 billion rights to receive Unicoins (“Unicoin rights”) to investors and service providers in exchange of consideration consisting of cash ($10,011 thousand) and operating expenses paid with Unicoin rights ($1,115 thousand) amounting to approximately $11,126 thousand.

Subsequent to June 30, 2022, the Company issued Unicoin rights as follows:

-	Issued rights to acquire 20,905 thousand Unicoins in exchange for consideration of approximately $1,075 thousand (cash of $535 thousand and non-cash of $540 thousand).

-	Accredited investors contributed $50 thousand in cash toward the future acquisition of Unicoins under the ten-year prepaid plan.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of June 30, 2023, the Company recorded a liability of $405 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production- related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $25,485 thousand as of June 30, 2023. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousand)	2023	2022
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(4,560)	$(19,036)
Net cash used in investing activities	-	(51)
Net cash provided by financing activities	9,661	19,059
Net increase in cash and cash equivalents	$5,101	$(28)

Cash Used in Operating Activities

Cash flows used for operating activities decreased by ($14,476) thousand to ($4,560) thousand for the six months ended June 30, 2023, compared to ($19,036) thousand for the six months ended June 30, 2022. Net cash used in operating activities for the six months ended June 30, 2023, was due to our net loss of ($5,968) thousand, offset by the non-cash items of $1,576 thousand and decreases in working capital of ($169) thousand. Net cash used in operating activities for the six months ended June 30, 2022, was ($19,036) thousand, due to our net loss of ($21,837) thousand, adjusted by non-cash items of $4,776 thousand and decreases in working capital of operating assets and liabilities of ($1,975) thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by ($9,398) thousand to $9,661 thousand for the six months ended June 30, 2023, compared to $19,059 thousand for the six months ended June 30, 2022. The decrease in net cash provided by financing activities was mainly due to a decrease in proceeds from the issuance of Unicoin rights of ($8,208) thousand and a decrease in proceeds from sales of common stock of ($1,429) thousand, partially offset by a decrease in payments to repurchase common stock of $336 thousand.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in the Annual Report on Form 10-K. Our critical accounting policies and estimates are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K. Except for the revision to the impairment loss assessment methodology for our digital assets and the classification of USD Coin as a financial asset, our significant and critical accounting policies and estimates have not changed significantly since the filing of the Annual Report on Form 10-K. The Company has revised its impairment loss assessment methodology for digital assets to record write-downs to the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. This revision would be consistent with the requirements of ASC 350-30-35-19, which indicates impairment exists whenever carrying value exceeds fair value. It also indicates that after an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. The Company has revised its Intangible Assets and Financial Assets accounting policies to acknowledge that USD Coin (“USDC”) meets the definition of financial assets and as such will be measured going forward at fair value. The Company previously reported USDC within Intangible assets, net, and will report USDC within the prepaid expenses and other current assets line item going forward.

Recent accounting pronouncements

See “Significant Accounting Policies” in Note 2 of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $6,623 thousand available as of June 30, 2023, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending June 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

There are multiple cryptocurrencies in various stages of development with the name Unicoin or a similar variant of Unicoin. Investors may be confused as to which cryptocurrency or digital asset is the one offered by the company.

Despite the distinguishing characteristics of similarly-named cryptocurrency projects, such as the “central bank cash reserve currency” being developed by the Digital Currency Monetary Authority, also called “Unicoin,” there remains a risk of investor confusion in the marketplace. We have had initial discussions about trademark coverage with the owner of the DMCA’s cryptocurrency, also call “Unicoin,” although we cannot guarantee that we will come to a favorable resolution with the DCMA on this issue and cannot determine its materiality at this time. Despite the different structure, target audience and features of the DCMA’s coin and other similarly named coins, there remains a risk that potential investors may select the wrong “unicoin” when attempting to purchase unicoins on an exchange after tokenization.

The Company’s business is exposed to the potential misuse of digital assets and malicious actors.

The security procedures and operational infrastructure of the Company and Coinbase may be breached due to the actions of outside parties, error or malfeasance of an employee of the Company or Coinbase, or otherwise, and, as a result, an unauthorized party may obtain access to the Company’s digital asset accounts, private keys, data or tokens. Additionally, outside parties may attempt to fraudulently induce employees of the Company or Coinbase to disclose sensitive information in order to gain access to the infrastructure of the Company or Coinbase. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, The Company may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of the Company’s digital assets account occurs, the market perception of the effectiveness of its security protocols could be harmed and the value of the Company’s common stock could be materially adversely affected.

In addition to the incremental risk factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K (the “Risk Factors”). These Risk Factors could materially affect our business, financial condition, and future results. These Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S

*	Convertible Notes. All notes have been converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates		Exemption
$0.19	6,500,000	11/25/20		Section 4(a)(2)
$0.39	1,500,000	12/28/22	*	Section 4(a)(2)

*	Out of the initial 3,500,000 shares subject to the holdback provision, the Company released 1,500,000 shares on December 28, 2022, pursuant to the amended Share Exchange Agreement, as discussed in the Business Acquisition section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. As of the day of this Quarterly Report on Form 10-Q, 2,000,000 shares remain subject to the holdback provision, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition.

Capital Raising Transaction – Debt

Amounts sold through private placement of debt securities, in the form of short-term unsecured promissory notes, are as follows:

Total Amount Sold*	Interest Rate	Dates	Exemption
$1,229,000	20%	6/3/21 to 12/31/21	Rule 506(c); Reg. S
$81,100	20%	1/26/22 to 12/31/22	Rule 506(c); Reg. S
$219,200	20%	4/17/23 to 7/31/23	Rule 506(c); Reg. S

*	Through the day of this Quarterly Report on Form 10-Q, the Company’s outstanding Unsecured Notes amount to $570 thousand.

Capital Raising Transaction – Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive Unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to accredited investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.01	1,421,780,000	2/24/22 to 5/31/23	Rule 506(c); Reg. S
$0.017	80,940,886	4/1/22 to 8/30/22	Rule 506(c); Reg. S
$0.05	54,314,000	3/12/22 to 12/31/22	Rule 506(c); Reg. S
$0.055	28,808,927	9/1/22 to 11/30/22	Rule 506(c); Reg. S
$0.07	8,700,000	4/1/23 to 6/30/23	Rule 506(c); Reg. S
$0.08	325,000	4/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.089	28,112,947	12/1/22 to 2/28/23	Rule 506(c); Reg. S
$0.1	128,728,667	3/18/22 to 7/31/23	Rule 506(c); Reg. S
$0.101	4,666,900	3/1/23 to 3/31/23	Rule 506(c); Reg. S
$0.11	226,667	4/1/23 to 6/30/23	Rule 506(c); Reg. S
$0.12	104,000	5/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.122	558,800	6/123 to 6/30/23	Rule 506(c); Reg. S
$0.14	375,000	4/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.2	9,950,945	9/8/22 to 5/31/23	Rule 506(c); Reg. S
$0.35	150,000	6/1/23 to 6/30/23	Rule 506(c); Reg. S
$0.4	2,084,417	11/2/22 to 5/31/23	Rule 506(c); Reg. S
$0.5	1,673,525	3/1/23 to 7/31/23	Rule 506(c); Reg. S
$0.05	140,931,582	5/1/23 to 7/31/23	Rule 506(c); Reg. S

*	The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin rights issued at the specified price.
**	Unicoin rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those Unicoin rights.
***	The date represents when the Unicoin Right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Pursuant to the five-year deferred payment plan and ten-year prepaid plan discussed in Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, included in Item 1 of this Quarterly Report on Form 10-Q, we are reporting the following transactions up to the date of this report:

-	Five-Year Deferred Payment Plan – Since the launch of plan through June 30, 2023 and August 14, 2023, investors signed agreements to purchase 3.1 billion Unicoin rights.

-	Ten-Year Prepaid Plan – Since the launch of plan through June 30, 2023 and August 14, 2023, investors paid $1,771 thousand and $50 thousand, respectively, for the future purchase of Unicoins pursuant to the ten-year plan.

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

Unicoin Inc.

Date: August 14, 2023	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer