Form 10-Q
period 2023-09-30
Unicoin Inc.
filed 2023-11-14
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 733,537,366 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$7,566,518	$1,522,069
Accounts receivable, net
Trade receivables payable in cash (Note 2)	2,235,379	2,418,773
Unicorn Hunters non-cash receivables (Note 4)	-	8,322,000
Prepaid expenses and other current assets (Note 2)	869,572	511,790
Indemnification asset	4,849,375	4,659,700
TOTAL CURRENT ASSETS	15,520,844	17,434,332
Property and equipment, net	38,044	46,032
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,775,922	3,041,972
Investments in privately-held companies (Note 4)	8,627,000	298,000
Operating lease right-of-use assets	231,061	349,631
TOTAL ASSETS	$31,058,566	$25,035,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$906,180	$2,159,677
Income tax payable	1,532	27,500
Accrued expenses	2,036,798	1,314,195
Accrued payroll liabilities	778,721	611,614
Deferred revenue	8,534	18,969
ITSQuest tax liability	4,849,375	4,659,700
Short-term debt	491,300	708,100
Loan from related party (Note 13)	294,000	645,000
Operating lease liabilities, current	136,777	149,802
Other current liabilities	402,204	823,876
TOTAL CURRENT LIABILITIES	9,905,421	11,118,433
Deferred income tax liability, net	1,141,453	1,141,453
Unicoin rights financing obligation (Note 7)	55,327,488	37,461,847
Operating lease liabilities, noncurrent	97,269	199,629
TOTAL LIABILITIES	66,471,631	49,921,362

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 773,062,838 and 772,938,415 issued; 733,537,366 and 733,427,768 outstanding, net of treasury stock as of September 30, 2023 and December 31, 2022, respectively	773,063	772,938
Treasury stock, at cost; 39,525,472 and 39,510,647 shares as of September 30, 2023 and December 31, 2022, respectively	(3,394,692)	(3,389,446)
Additional paid-in capital	72,979,954	72,831,056
Accumulated deficit	(103,575,826)	(92,570,448)
TOTAL UNICOIN INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(33,217,501)	(22,355,900)
Noncontrolling interest	(2,195,564)	(2,529,800)
TOTAL STOCKHOLDERS’ DEFICIT	(35,413,065)	(24,885,700)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,058,566	$25,035,662

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES	$5,631,915	$4,995,533	$14,416,375	$18,588,317
COST OF REVENUES	4,500,314	4,376,840	11,467,013	17,046,209
GROSS PROFIT	1,131,601	618,693	2,949,362	1,542,108
OPERATING COSTS AND EXPENSES
General and administrative	4,053,193	3,563,994	10,887,459	11,634,644
Sales and marketing	2,230,935	2,370,713	2,842,164	16,576,835
Research and development	118,480	113,915	233,087	363,316
TOTAL OPERATING COSTS AND EXPENSES	6,402,608	6,048,622	13,962,710	28,574,795
LOSS FROM OPERATIONS	(5,271,007)	(5,429,929)	(11,013,348)	(27,032,687)
Interest income (expense), net	(36,979)	(42,272)	(154,385)	(161,117)
Other income (expense), net	647,601	(2,591)	647,601	(3,207)
LOSS BEFORE INCOME TAXES	(4,660,385)	(5,474,792)	(10,520,132)	(27,197,011)
Income tax expense	(43,168)	(55,884)	(151,010)	(171,177)
NET LOSS AND COMPREHENSIVE LOSS	(4,703,553)	(5,530,676)	(10,671,142)	(27,368,188)
Less: net income/(loss) attributable to the noncontrolling interest	249,290	(258,831)	334,236	(1,452,315)
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(4,952,843)	$(5,271,845)	$(11,005,378)	$(25,915,873)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,517,657	734,084,942	733,475,323	733,708,322

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional				Unicoin Inc. Stockholders’	Unicoin Inc.	Total Stockholders’
	Common Stock		Paid-In	Treasury Stock		Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2021	767,525,220	$767,525	$71,041,101	(35,273,749)	$(2,714,312)	$(59,946,592)	$9,147,722	$(1,026,337)	$8,121,385
Issuance of common stock	398,596	399	1,359,469	-	-	-	1,359,868	-	1,359,868
Stock-based compensation expense	-	-	66,114	-	-	-	66,114	-	66,114
Repurchase of common stock (Note 8)	-	-	-	(3,398,730)	(339,873)	-	(339,873)	-	(339,873)
Exercise of stock options and warrants	4,478,730	4,479	1,524	-	-	-	6,003	-	6,003
Common stock issued for services	273,702	273	197,348	-	-	-	197,621	-	197,621
Non-cash dividend (Note 7)	-	-	(68,510)	-	-	-	(68,510)	-	(68,510)
Net Income (Loss)	-	-	-	-	-	(1,355,225)	(1,355,225)	979,774	(375,451)
Balance as of March 31, 2022	772,676,248	$772,676	$72,597,046	(38,672,479)	$(3,054,185)	$(61,301,817)	$9,013,720	$(46,563)	$8,967,157

Issuance of common stock	66,104	66	133,935	-	-	-	134,001	-	134,001
Stock-based compensation expense	-	-	50,990	-	-	-	50,990	-	50,990
Non-cash dividend (Note 7)	-	-	(4,540)	-	-	-	(4,540)	-	(4,540)
Net Loss	-	-	-	-	-	(19,288,803)	(19,288,803)	(2,173,258)	(21,462,061)
Balance as of June 30, 2022	772,742,352	772,742	72,777,431	(38,672,479)	(3,054,185)	(80,590,620)	(10,094,632)	(2,219,821)	(12,314,453)
Issuance of common stock	251	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	9,680	-	-	-	9,680	-	9,680
Common stock issued for services	45,196	45	(45)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(5,271,845)	(5,271,845)	(258,831)	(5,530,676)
Balance as of September 30, 2022	772,787,799	$772,787	$72,787,066	(38,672,479)	$(3,054,185)	$(85,862,465)	$(15,356,797)	$(2,478,652)	$(17,835,449)

Balance as of December 31, 2022	772,938,415	$772,938	$72,831,056	(39,510,647)	$(3,389,446)	$(92,570,448)	$(22,355,900)	$(2,529,800)	$(24,885,700)
Issuance of common stock	12,445	12	33,988	-	-	-	34,000	-	34,000
Stock-based compensation expense	-	-	38,523	-	-	-	38,523	-	38,523
Repurchase of common stock	-	-	-	(6,185)	(2,412)	-	(2,412)	-	(2,412)
Common stock issued for services	38,837	40	(40)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(2,583,889)	(2,583,889)	62,012	(2,521,877)
Balance as of March 31, 2023	772,989,697	$772,990	$72,903,527	(39,516,832)	$(3,391,858)	$(95,154,337)	$(24,869,678)	$(2,467,788)	$(27,337,466)

Issuance of common stock	2,534	2	7,498	-	-	-	7,500	-	7,500
Stock-based compensation expense	-	-	36,639				36,639		36,639
Repurchase of common stock	-	-	-	(5,210)	(1,667)	-	(1,667)	-	(1,667)
Common stock issued for services	37,775	38	(38)	-	-	-		-
Net Income (Loss)	-	-	-	-	-	(3,468,646)	(3,468,646)	22,934	(3,445,712)
Balance as of June 30, 2023	773,030,006	773,030	72,947,626	(39,522,042)	(3,393,525)	(98,622,983)	(28,295,852)	(2,444,854)	(30,740,706)
Repurchase of common stock	-	-	-	(3,430)	(1,167)	-	(1,167)	-	(1,167)
Common stock issued for services	32,832	33	32,328	-	-	-	32,361	-	32,361
Net Income (Loss)	-	-	-	-	-	(4,952,843)	(4,952,843)	249,290	(4,703,553)
Balance as of September 30, 2023	773,062,838	$773,063	$72,979,954	(39,525,472)	$(3,394,692)	$(103,575,826)	$(33,217,501)	$(2,195,564)	$(35,413,065)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,671,142)	$(27,368,188)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	107,523	126,784
Operating expenses paid with Unicoin rights (Note 7)	3,992,108	9,438,678
Operating expenses paid with digital assets (Note 5)	175,753	-
Non-cash consideration from customers of Unicorns, Inc.	(7,000)	(4,139,000)
Impairment of digital assets (Note 5)	-	682,968
Realized (gain) loss on disposal of digital assets	447	(43,420)
Depreciation and amortization expense	274,038	271,206
Non-cash operating lease expense (Notes 2 and 11)	118,570	104,700
Changes in operating assets and liabilities:
Trade receivables payable in cash (Note 2)	183,394	222,972
Prepaid expenses and other current assets (Note 2)	(357,782)	(895,816)
Accounts payable	(1,253,497)	(204,079)
Accrued expenses and payroll liabilities	505,074	2,764
Deferred revenue	(10,435)	(9,134)
Operating lease liability (Notes 2 and 11)	(115,385)	(104,700)
Other liabilities	(389,152)	(319,677)
Net cash used in operating activities	(7,447,486)	(22,233,942)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(48,759)
Proceeds from sale of digital assets	29,553	698,529
Net cash provided by investing activities	29,553	649,770
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	376,200	48,000
Payment of short-term debt	(593,000)	(556,000)
Proceeds from sales of Unicoin rights (Note 7)	13,993,928	20,961,910
Proceeds from sales of common stock	41,500	1,470,889
Repurchase of common stock	(5,246)	(339,873)
Proceeds from exercise of stock options and warrants	-	6,003
Repayment of related party loan payable (Note 13)	(351,000)	-
Net cash provided by financing activities	13,462,382	21,590,929

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,044,449	6,757
CASH AND CASH EQUIVALENTS—Beginning of period	1,522,069	1,872,529
CASH AND CASH EQUIVALENTS—End of period	$7,566,518	$1,879,286

Supplemental Non-Cash Disclosures:
Market value of digital assets received as proceeds from sales of common stock (Notes 5 and 8)	$-	$22,980
Market value of digital assets received as proceeds from sales of Unicoin rights (Notes 5 and 7)	$205,753	$1,618,434
Receipt (i.e., “collection”) of private company equity securities (Note 4)	$8,329,000	$231,000
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC 842 (Note 2)	$-	$187,963
Recognition of new operating lease right-of-use assets and operating lease liabilities for leases entered into during the year (Note 2)	$-	$94,322
Non-cash dividend of Unicoin rights (730,503,862 rights) (Notes 8 and 9)	$-	$73,050

See accompanying notes to the unaudited condensed consolidated financial statements.

Unicoin Inc. AND SUBSIDIARIES

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

In June 2023, the Company merged two of its wholly owned subsidiaries, SheWorks! and Yandiki, into one operating entity. The surviving post-merger entity operates under the name SheWorks!. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs.

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

The Company has incurred net losses of ($10,671) thousand and ($27,368) thousand and used cash in operating activities of ($7,447) thousand and ($22,234) thousand for the nine months ended September 30, 2023 and 2022, respectively, and has an accumulated deficit of ($103,576) thousand and ($92,570) thousand as of September 30, 2023 and December 31, 2022, respectively, and expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of September 30, 2023 and December 31, 2022, respectively, the Company had $7,039 thousand and $700 thousand of cash in excess of the FDIC insured amounts. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

In addition, as discussed in Note 4, as of December 31, 2022 the Company had non-cash receivables consisting of options and warrants to purchase common stock in small privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. As of September 30, 2023 all related option and warrant certificates have been received and these accounts receivable have been reclassified to investments in privately-held companies in the Company’s consolidated balance sheets.

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

During the three months ended September 30, 2023, the Company had one customer for which revenue accounted for 20% or more of total revenue. This customer accounted for 14% of total customer receivables as of September 30, 2023. During the three months ended September 30, 2022, one customer accounted for 14% of the Company’s total revenue. This customer accounted for 4% of total customer receivables, as of September 30, 2022. During the nine months ended September 30, 2023 two customers accounted for 14% and 10% of the Company’s total revenue. These customers accounted for 14% and 19% of total customer receivables, respectively, as of September 30, 2023. During the nine months ended September 30, 2022 two customers accounted for 21% and 10% of the Company’s total revenue. These customers accounted for 40% and 4% of total customer receivables, as of September 30, 2022.

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

ITSQuest represents Company assets of $10,277 thousand, revenues of $12,292 thousand, and generated gross margins of $2,370 thousand, respectively, as of and for the nine months ended September 30, 2023.

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

To date, the Company has recognized revenue in connection with six Unicorn Hunters agreements. The total revenue amount related to these agreements was $8,620 thousand to-date. As of September 30, 2023 and December 31, 2022, Unicorn Hunters non-cash receivables were $0 and $8,322 thousand, respectively and represented 0% and 77% of total receivables, respectively. In addition, these receivables represented 0% and 33% of total assets as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts balance of $2 thousand and $0, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded bad debt expense of $61 thousand and $1 thousand, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded bad debt expense of $26 thousand and $0, respectively. These amounts were related to trade receivables payable in cash.

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

The adoption of ASC 842 resulted in the recognition of $188 thousand of operating lease ROU assets and $188 thousand of operating lease liabilities on the condensed consolidated balance sheet as of January 1, 2022. Because the standard was effective January 1, 2022, but was not required to be reflected in quarterly financial statements until the first quarter of 2023, the comparative financial statements for the second quarter of 2022, included herein, differ from the financial statements included with the Company’s quarterly reports on Form 10-Q, for the nine and three months ended September 30, 2022, as a result of recognition of assets and liabilities for the rights and obligations created by the Company’s leases. Refer to the Adjustment section below and Note 11 for further information.

Adjustments to Previously Reported Financial Information

Adoption of ASC 842

As noted above, the adoption of ASC 842 was effective January 1, 2022, which resulted in recognition of operating lease ROU assets and operating lease liabilities on the condensed consolidated balance sheet that were not reflected in the financial statements included with the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022.

The following table summarizes the ASC 842 related adjustments made to the Company’s previously reported financial information for the comparative financial statements included herein:

	As of and for the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment for ASC 842 Adoption	As Adjusted
Changes to the Consolidated Balance Sheet (not included herein)
Operating lease right of use assets	$-	$177,586	$177,586
Total assets	25,600,494	177,586	25,778,080
Operating lease liabilities, current portion	-	109,733	109,733
Current liabilities	10,640,666	109,733	10,750,399
Operating lease liabilities, non-current	-	67,853	67,853
Total liabilities	43,435,943	177,586	43,613,529
Total stockholders’ equity	(17,835,449)	-	(17,835,449)
Total liabilities and stockholders’ equity	25,600,494	177,586	25,778,080

Changes to the Consolidated Statement of Cash Flows
Non-cash operating lease expense	-	104,700	104,700
Operating lease liability change	-	(104,700)	(104,700)
Net cash used in operating activities	(22,233,942)	-	(22,233,942)

Unbilled Receivables

In addition, in connection with the Company’s implementation of new ERP system in March 2023, the chart of accounts for ITSQuest was updated to be more consistent with that of other Company subsidiaries. As a result, ITSQuest unbilled receivables, which had previously been reported as other current assets were reclassified and reported as trade receivables payable in cash in the consolidated balance sheets.

Previously reported amounts were adjusted to conform with current presentation as shown in the table below.

	As Previously Reported	Adjustment	As Adjusted
Changes to the Consolidated Balance Sheet as of December 31, 2022
Trade receivables payable in cash	$2,179,586	$239,187	$2,418,773
Prepaid expenses and other current assets	750,977	(239,187)	511,790

Changes to the Consolidated Balance Sheet as of September 30, 2022 (not included herein)
Trade receivables payable in cash	1,712,102	286,565	1,998,667
Prepaid expenses and other current assets	1,397,014	(286,565)	1,110,449

Changes to the Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2022
Changes in operating assets and liabilities:
Trade receivables payable in cash	509,537	(286,565)	222,972
Prepaid expenses and other current assets	(1,182,381)	286,565	(895,816)

Significant Accounting Policies

During the nine-month period ended September 30, 2023, there have been no material changes to the Company’s significant accounting policies disclosed in its audited condensed consolidated financial statements for the years ended December 31, 2022 and 2021.

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

Refer to Note 16 – Segment Information for disaggregated revenue information.

Deferred revenue

The Company had deferred revenue of $9 thousand and $19 thousand as of September 30, 2023 and December 31, 2022, respectively. The amount of revenue recognized during the nine months ended September 30, 2023 and 2022, respectively, that was included in deferred revenue at the beginning of each calendar year, was $18 thousand and $154 thousand, respectively. The amount of revenue recognized during the three months ended September 30, 2023 and 2022, respectively, that was included in deferred revenue at the beginning of each calendar year, was $1 thousand and $40 thousand, respectively.

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

The Company has revised its Intangible Assets and Financial Assets accounting policies to acknowledge that USD Coin (“USDC”) meets the definition of financial assets and as such will be measured going forward at fair value. The Company previously reported USDC within Intangible assets, net, and will report USDC within the prepaid expenses and other current assets line item going forward. The Company had a balance of $30 thousand USDC as of September 30, 2023 and December 31, 2022. Management assessed the balance of USDC in historical periods, noting the previously reported amounts were immaterial.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy.

As of September 30, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$4,432,252	$4,432,252	$-	$-	$4,432,252
USD Coin (“USDC”)	29,553	29,553	-	-	29,553

As of December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$166,343	$166,343	$-	$-	$166,343

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

NOTE 4 – INVESTMENTS IN PRIVATELY-HELD COMPANIES

As discussed in Note 2, revenue and accounts receivable for Unicorns generally consist of the fair value of stock options or warrants committed from companies that have appeared on the Unicorn Hunters show. The options or warrants underlying the commitments typically have a term of five to ten years and accounts receivable are recorded at the estimated fair value of such options or warrants as determined at contract inception. Subsequent to issuance of the option or warrant certificates to the Company, the related receivables are reclassified to investments in privately-held companies, a long-term asset account representing investments in private company equity securities or rights to acquire private company equity securities.

The Company’s non-cash receivables and the underlying investments in privately-held companies do not have readily determinable fair values. Their initial cost (i.e., estimated fair value at or near contract inception) is subsequently adjusted to fair value on a nonrecurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer or upon impairment. These investments are classified within Level 3 of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights and obligations related to these securities. These valuations require management judgment due to the absence of an observable market price and lack of liquidity.

As shown in the table below, no impairments or upward adjustments to estimated fair values have been recorded to-date because there have been no observable price changes related to the Company’s investments in privately held companies or non-cash receivables representing promises to issue such securities.

The following tables summarize the Company’s non-cash receivables and investments in privately held companies as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
Non-cash receivables	$-	$8,322,000
Investments in privately-held companies	8,627,000	298,000
Carrying value of non-cash consideration	$8,627,000	$8,620,000

	September 30, 2023	December 31, 2022
Cost of investments in privately-held companies	$8,627,000	$298,000
Cumulative impairments	-	-
Cumulative upward adjustments	-	-
Carrying value of investments in privately-held companies	$8,627,000	$298,000

During the nine months ended September 30, 2023, the Company received warrant certificates from five Unicorn Hunters customers with an aggregate carrying value, and estimated fair value, of $8,322 thousand. No such receipts took place during the three months ended September 30, 2023. In addition, during the nine months ended September 30, 2023, stock certificates with an aggregate carrying value, and estimated fair value, of $7 thousand were received from a TaaS customer. No such receipts took place during the three months ended September 30, 2023. During the year ended December 31, 2022, the Company received option or warrant certificates from two customers with an aggregate carrying value, and estimated fair value, of $298 thousand.

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

During the three and nine months ended September 30, 2023, the Company received $57 thousand and $206 thousand of digital assets as consideration in sales of Unicoin rights, respectively. The Company utilized $44 thousand and $175 thousand of its digital asset holdings for vendor payments during the three months and nine months ended September 30, 2023, respectively. Remaining digital asset holdings as of September 30, 2023 amounted to $0.

During the three months ended September 30, 2022, the Company received $219 thousand of digital assets as consideration in sales of Unicoin rights and recorded impairment losses of $66 thousand. During the nine months ended September 30, 2022, the Company received $23 thousand of digital assets as consideration in sales of common stock and $1,618 thousand of digital assets as consideration in sales of Unicoin rights. During the three and nine months ended September 30, 2022, the Company utilized $0 of its digital asset holdings for vendor payments and the Company disposed of Bitcoin digital assets with a carrying value of $656 thousand. Proceeds of $699 thousand consisted of $649 thousand in cash and vendor services of $50 thousand resulting in a gain of $43 thousand. Therefore, the Company had ending digital asset holdings of $541 thousand as of September 30, 2022.

The digital assets received as consideration included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Litecoin (LTC), and Tether (USDT). As shown in the table below, these digital assets were transferred to the Company as consideration for sale of Unicoin rights. Unicoin rights are more fully discussed in Note 7.

The table below summarizes the Company’s digital asset activity for the three months ended as of September 30, 2023 and 2022:

	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Dai	Tether	Three Months Ended September 30,
	(BTC)	(BCH)	(ETH)	(LTC)	(DAI)	(USDT)	2023	2022
Beginning balance	$1,797	$807	$2,249	$4,714	$-	$9,213	$18,780	$1,043,310
Received as consideration in sales of Unicoin rights	74,130	(807)	2,807	(748)	-	(18,830)	56,552	218,904
Vendor Payments	(45,614)	-	(5,056)	(3,933)	-	10,150	(44,453)	-
Fees and Other	(313)	-	-	(33)	-	(533)	(879)	-
Net proceeds from disposal of digital assets	(29,553)	-	-	-	-	-	(29,553)	(698,529)
Realized gain on disposal of digital assets	(447)	-	-	-	-	-	(447)	43,420
Impairments	-	-	-	-	-	-	-	(65,795)
Ending balance	$-	$-	$-	$-	$-	$-	$-	$541,310

The table below summarizes the Company’s digital asset activity for the nine months ended as of September 30, 2023 and 2022:

	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Dai	Tether	Nine Months Ended September 30,
	(BTC)	(BCH)	(ETH)	(LTC)	(DAI)	(USDT)	2023	2022
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$237,973
Received as consideration in sales of common stock	-	-	-	-	-	-	-	22,980
Received as consideration in sales of Unicoin rights	97,858	-	21,040	3,966	-	82,889	205,753	1,618,434
Vendor Payments	(67,371)		(17,556)	(3,933)	-	(85,836)	(174,696)	-
Fees and Other	(487)	-	(3,484)	(33)	-	2,947	(1,057)	-
Net proceeds from disposal of digital assets	(29,553)	-	-	-	-	-	(29,553)	(698,529)
Realized gain on disposal of digital assets	(447)	-	-	-	-	-	(447)	43,420
Impairments	-	-	-	-	-	-		(682,968)
Ending balance	$-	$-	$-	$-	$-	$-	$-	$541,310

As discussed in the Company’s financial statements for the years ended December 31, 2022 and 2021, during the second half of the year ended December 31, 2022 the Company identified an $851 thousand difference between certain reports provided by its digital asset custodian. The Company’s digital assets, as reported in the consolidated balance sheet as of December 31, 2022, presented the lower of the reported amounts and the $851 thousand difference was written off during the fourth quarter of 2022 pending resolution with the custodian. As of September 30, 2023, the Company completed its investigation of the matter and concluded that related digital assets were misappropriated by an unknown and unauthorized outside party that bypassed the Company’s security procedures and operational infrastructure. The Company is currently exploring its legal options; however, has determined it will not be able to recover those assets.

NOTE 6 – DEBT

The Company’s short-term debt as of September 30, 2023 and December 31, 2022 totaled $491 thousand and $708 thousand, respectively of unsecured promissory notes (the “Unsecured Notes”) at 20% annual interest rate. The Company issued $376 and $48 thousand, respectively of Unsecured Notes during the nine months ended September 30, 2023 and 2022, respectively. The Company issued $177 and $0 thousand, respectively of Unsecured Notes during the three months ended September 30, 2023 and 2022, respectively. Unsecured Notes interest expense of $107 thousand and $42 thousand was incurred during the nine months ended September 30, 2023 and 2022, respectively and was recorded as accrued expenses in the condensed consolidated balance sheets. Unsecured Notes interest expense of $25 thousand and $42 thousand was incurred during the three months ended September 30, 2023 and 2022, respectively and was recorded as accrued expenses in the condensed consolidated balance sheets.

The Unsecured Notes mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted. The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. No significant third-party financing costs were incurred because the Company managed issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of September 30, 2023 and December 31, 2022 approximates the carrying amounts. Substantially all of the Unsecured Notes are due and payable during the year ending December 31, 2023 to the extent holders do not elect to extend one additional year.

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

To date, the Company has issued 3,087,121,714 Unicoin rights, of which 24,617,195 were given away for no consideration. There are currently 77,036 total holders of Unicoin rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins, and 4,845 purchasers worldwide. Of these, 1,412 (1.83% of total holders and 29.14% of purchasers) are accredited and 3,433 (4.46% of holders) are not accredited or were not verified. Of the 4,845 purchasers, 3,433 were not accredited or not verified (70.86%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given Unicoin rights for free, and thus were not sold Unicoin rights.

During the three months ended September 30, 2023 and 2022, the Company issued rights to acquire 81 million and 72 million Unicoins, respectively. During the nine months ended September 30, 2023 and 2022, the Company issued rights to acquire 1.7 billion and 2.7 billion Unicoins, respectively. The Company accounts for Unicoin rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged as consideration for Rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. The Company concluded that it has a legal or contractual obligation and recorded an amount necessary to refund the amount originally paid by investors if holders’ reasonable expectation to receive Unicoins is not achieved.

To date, the Company has begun exploring possible service providers and exchanges which can assist with the tokenization of Unicoins and eventual launch but has not yet begun actual technological development or coding of the tokens. The Company reasonably expects that technical development can happen in a relatively short time, assuming regulatory readiness for launch, and hopes to complete this process by the end of the 2023 calendar year or in the first quarter of 2024. Neither the Unicoin rights nor the tokenized Unicoins will grant any intellectual property rights to holders. As of September 30, 2023 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what amount, or on what terms, Unicoins will be available to be issued, if ever.

As of September 30, 2023 and December 31, 2022 the outstanding financing obligation related to Unicoin rights was $55,327 thousand and $37,462 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to develop and launch the Unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the Unicoin rights financing obligation. Due to the currently undetermined rights of Unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to Unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the Unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the Unicoin is launched or probable of launch.

The fair value measurement of the Unicoin rights financing obligation was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

The following table summarizes the components of the Unicoin rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of		September 30, 2023		December 31, 2022
Unicoin Right Holder	Form of Consideration	Units	Amount	Units	Amount
Sales to Investors	Cash and Digital Assets	1,752,500,008	$35,229,016	1,532,851,167	$23,454,700
Unicoin Inc. Shareholders	Non-Cash Dividends	730,522,705	73,052	730,524,705	73,052
Employee, Contractors, Directors	Discretionary Compensation	343,740,612	34,375	330,052,274	361,119
Service Providers, Influencers and Employees	Services and Employee Labor	213,351,300	15,376,947	197,505,326	11,058,094
Subtotal		3,040,114,625	$50,713,390	2,790,933,472	$34,946,965
ITSQuest Contingent Divestiture Amendment	Contract Amendment	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Cash	3,072,974,052	1,040,403	1,630,136,422	297,882
Ten-Year Prepaid Plan	Cash	8,175,047	1,793,695	2,131,667	437,000
Total		6,141,263,724	$55,327,488	4,443,201,561	$37,461,847

Sales to Investors

As of September 30, 2023 and December 31, 2022, the Unicoin rights financing obligation associated with sales to Investors amounted to $35,229 thousand and $23,455 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of Unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.50. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of Unicoin rights have a reasonable right to either 1) receive the number of Unicoins specified in their Unicoin rights agreement upon the future development and launch of the Unicoin or 2) a refund of the amount invested in anticipation of the future development and launch of Unicoins. Therefore, all amounts received from sales to Investors have been recorded as a Unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of Unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of Unicoin rights, prior to finalizing any plan to market and sell Unicoin rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such rights. As a result, the Company has ascribed a de minimis value to all Unicoin rights issued to shareholders on February 10, 2022. As of September 30, 2023 and December 31, 2022, the Unicoin rights financing obligation associated non-cash dividend of Unicoin rights amounted to $73 thousand.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued Unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These Unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The Unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the Unicoin within the terms of the Unicoin rights agreement, on a per Unicoin Right basis, the amount that holders would be entitled to if the Unicoin is not ultimately launched is de minimis in relation to the actual fair value per Unicoin Right. As of September 30, 2023 and December 31, 2022, the Unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $34 thousand and $361 thousand, respectively.

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

Similar to investors, service providers exchanged a specified, negotiated value relating to services provided to the Company in exchange for Unicoin rights and have the right to receive either 1) the negotiated number of Unicoins upon development or launch, or 2) payment of cash equivalent to the value of services provided. In addition, from time to time the Company engages Influencers to promote Unicoins and/or the Unicorn Hunters show in exchange for Unicoin rights. The form of Influencer engagement may include promoting Unicoin in a social media post, making brief reference in a speech, posting about Unicoin on a website or any other media form.

These contracts do not specify the value of services rendered by Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of September 30, 2023 and December 31, 2022, the Unicoin rights financing obligation associated with Unicoin rights issued to service providers, influencers and employees amounted to $15,377 thousand and $11,058 thousand, respectively.

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

Because there is a limited history of collections under the deferred payment plan, there are no contracts that have reached default status as of September 30, 2023 and because there is uncertainty regarding payment in the event that Unicoins have not been developed and launched by the time the first annual installments become due, the Company has not recorded a receivable and a corresponding Unicoin rights financing obligation for uncollected amounts. As of September 30, 2023 and December 31, 2022, the Company has recognized an asset and a corresponding Unicoin rights financing obligation of $1,040 thousand and $298 thousand, respectively, for cash collateral submitted by investors under the deferred payment plan. However, no asset will be recognized for the fair value of non-cash collateral unless and until one or more investors default on their payment obligation.

As of September 30, 2023 and December 31, 2022, investors had signed contracts for the purchase of 3.1 billion and 1.6 billion Unicoin rights, respectively, under the five-year deferred payment plan that may lead to proceeds of up to $470,998 thousand and $170,418 thousand, respectively, through the five-year period if the Unicoin is successfully developed and launched and the Company’s deferred payment installment sales are fully executed. Upon receiving the annual payments over the five-year term or upon having sufficient history and other positive information regarding collectability to record accounts or notes receivable for remaining amounts due under the deferred sale arrangements, the Company expects to record cash or notes receivable and a corresponding financing obligation, as it would through Sales to Investors as discussed above, until the point in time that the investment contracts are settled through issuance of Unicoins.

The following table summarizes the pledged collateral pursuant to the five-year deferred payment plan as of September 30, 2023 and December 31, 2022:

	Estimated Fair Value of Collateral Received as of:
Form of Collateral Received	September 30, 2023	December 31, 2022
Cash	$1,040,403	$297,882
Digital Assets	131,841	94,102
Non-Unicoin Inc. Stock	1,771,180	-
Unicoin Inc. Common Stock	4,633,210	1,931,116
Unicoin rights	19,631,505	8,175,000
Real Estate	12,719,514	2,300,000
Total	$39,927,653	$12,798,100

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non-Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin rights – Based on fair value of Unicoin rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate – Based on third-party appraisal as of or near the balance sheet date for the reporting period.

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to investors in its ongoing Unicoin rights offering. Under the prepaid plan, the investor remits a cash or digital asset deposit (the “principal”) for a period of up to ten years. After the first year (the “maturity date”), the investor can either withdraw the principal or apply it towards the purchase of Unicoins at 20 cents per unit. As of September 30, 2023 and December 31, 2022, cumulative cash receipts of $1,793 thousand and $437 thousand, respectively, were recorded as Unicoin rights financing obligation in connection with the prepaid plan. After five years following the deposit (the “interest vesting date”), $892 thousand of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of Unicoins. The remaining proceeds of $842 thousand did not include a contractual interest rate. As of September 30, 2023 and December 31, 2022, accrued interest recorded within the Unicoin rights financing obligation amounted to $58 thousand and zero, respectively. Accrued interest under the prepaid plan has been calculated using the straight-line method, which approximates the effective interest method. The financing obligation did not include present value adjustments to account for lower than market interest rate, in relation to those transactions with no contractual interest, as such adjustments would have been immaterial.

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

Unicoin Rights Issued to Related Parties

The following table summarizes Unicoin rights issued to related parties as of September 30, 2023 and December 31, 2022:

		Outstanding Unicoin Rights and Related Financing Obligation
		September 30, 2023		December 31, 2022
Nature / Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	3,000,000	$30,000	3,000,000	$30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	542,425,284	54,243	542,014,208	54,201
Discretionary Awards	Officers, Directors & their Families	89,329,000	8,933	83,514,999	453,705
Consideration for Services	Officers, Directors & their Families	34,948,251	3,180,914	28,747,043	852,514
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	251,666,500	-	-	-
Total		941,369,035	$5,054,090	677,276,250	$3,170,420

Other Matters

As of September 30, 2023 and December 31, 2022, the Company held $577 thousand and $192 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoin rights on the condensed consolidated statements of cash flows.

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

On August 7, 2023, the Company entered into an Asset Swap Agreement with Electroquimica Del Neuquen S.A., a mining company in Argentina (the “Argentinian counterpart”), the Company agreed to provide 420 million Unicoin rights in exchange for real estate assets owned by the Argentinian counterpart. As it awaits the completion of the due diligence process, the Company has not yet received the deed to the related real estate assets. Accordingly, the Company has not recorded any accounting entries regarding this Asset Swap Agreement with the Argentinian counterpart.

Also, on August 31, 2023, the Company entered into an Asset Swap Agreement with Mohammad Al Saeed Adnan, a real estate developer and resident of Thailand, wherein the Company agreed to provide a total of 671,206,755 Unicoin rights (payable in milestones based on development progress) in exchange for real estate assets owned by the Mr. Adnan. As it awaits the completion of the due diligence process, the Company has not yet received the deed to the related real estate assets. Accordingly, the Company has not recorded any accounting entries regarding this Asset Swap Agreement with Mr. Adman’s company.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares with 773,062,838 and 772,938,415 shares of common stock issued and 733,537,366 and 733,427,768 outstanding, net of treasury stock, as of September 30, 2023, and December 31, 2022, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended September 30, 2023 and 2022, the Company raised $0 thousand and $0, respectively.

For the nine months ended September 30, 2023 and 2022, the Company raised $42 thousand and $1,494 thousand, respectively, via a series of funding rounds as follows:

	Nine Months Ended September 30, 2023
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a and 4b	8,000	2.06	$16,500
Round 5*	6,979	3.58	25,000
Total stock issued	14,979		$41,500

*	In the nine months ended September 30, 2023, the Company issued 34 shares as part of Round 5 to correct a previously issued stock certificate. No additional proceeds were collected as part of the correction.

	Nine Months Ended September 30, 2022
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 3b	2	$0.50	$1
Round 3c	1	-	-
Round 4a	90,000	2.00	180,000
Round 4b	24,001	3.00	72,000
Round 5	343,561	3.61	1,241,868
Total stock issues	457,565		$1,493,869

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

Repurchases of Common Stock

For the three months ended September 30, 2023 and 2022, the Company repurchased 3,430 and 0 shares in exchange for $1 thousand and $0 thousand, respectively. For the nine months ended September 30, 2023 and 2022, the Company repurchased 14,825 and 3,398,730 shares in exchange for $5 thousand and $340 thousand, respectively. Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of September 30, 2023.

Shares of common stock reserved for future issuance were as follows:

	September 30, 2023	December 31, 2022
Stock options outstanding (Note 9)	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,310,000	10,310,000
Restricted stock units (Note 9)	254,446	369,571

Dividend of Unicoin rights

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

NOTE 9 – STOCK-BASED COMPENSATION

Stock Options

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. The Company provides discretionary awards such as nonqualified stock options as well as stock awards, any or all of which may be made contingent upon the achievement of performance criteria. The Company at its discretion determines the terms and conditions of the award, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price ranging from $0.001 to $2.00. Upon exercise, the option exercise price may be paid in cash or by the delivery of previously owned shares of common stock, through an option exercise arrangement. The Administrator determines the terms relating to the exercise, cancellation, or other disposition of options and stock awards upon a termination of employment, whether by reason of disability, retirement, death, or any other reason.

The Company recorded $0 and $12 thousand of stock-based compensation expense relating to stock option awards during the nine months ended September 30, 2023 and 2022, respectively. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. The risk-free interest rate is based on the U.S. Treasury yield curve applicable to a period equal to the expected term of the award. The Company accounts for forfeitures as they occur.

The following is a summary of stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2023	55,535,881	$0.031	6.61	$20,271,659
Granted	-
Exercised	-
Cancelled	-
Ending balance September 30, 2023	55,535,881	$0.031	5.86	$18,068,550

Vested and exercisable as of September 30, 2023	55,835,881	$0.031	5.86	$18,068,550

The assumptions used to determine stock-based compensation expense for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Fair value of common stock	$0.35	$0.40 - 0.94
Expected term (in years)	10	10
Volatility	60.00%	58.00% - 60.00%
Risk-free rate	5.25%	2.30% - 4.20%
Dividend yield	-	-

Restricted Stock Units

Equity-classified RSU’s have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. These awards vest immediately. No liability-classified RSU’s existed subsequent to December 31, 2022.

The following is a summary of RSU activity for the nine months ended September 30, 2023:

Number of RSU’s
Beginning balance - January 1, 2023	369,571
Granted	-
Vested	(109,444)
Forfeited	(5,681)
Ending balance - September 30, 2023	254,446

The Company recorded $32 thousand and $9 thousand of stock-based compensation expense relating to RSU’s during the three months ended September 30, 2023 and 2022, respectively. The Company recorded $108 thousand and $115 thousand of stock-based compensation expense relating to RSU’s during the nine months ended September 30, 2023 and 2022, respectively.

During the three and nine months ended September 30, 2023 and 2022 substantially all stock-based compensation expense was classified as general and administrative expense.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of September 30, 2023 and December 31, 2022 all warrants were classified as equity with a weighted average grant date fair value of $0.02.

The table below summarizes warrant activity for the three months and nine months ended September 30, 2023:

Number of Warrants
Beginning balance as of January 1, 2023	10,310,000
Granted	-
Exercised	-
Forfeited	-
Ending balance as of September 30, 2023	10,310,000

NOTE 11 – LEASES

As discussed in Note 2, the Company adopted ASC 842 effective January 1, 2022 and applied a modified retrospective transition approach. The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2025. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of September 30, 2023, the remaining lease term of the Company’s operating leases ranges from less than one year to three years.

As of September 30, 2023 and December 31, 2022, total operating lease ROU assets were $231 thousand and $350 thousand, respectively. As of September 30, 2023 and December 31, 2022 operating lease liabilities totaled $234 thousand and $350 thousand, respectively. As of September 30, 2023 and December 31, 2022 the current portion of the operating lease liability was $137 thousand and $150 thousand, respectively. As of September 30, 2023 and December 31, 2022 the non-current portion was $97 thousand and $200 thousand, respectively.

As of September 30, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 1.3 years and 1.9 years, respectively. As of September 30, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average discount rate of 10%.

The Company recorded aggregate operating lease expense of $266 thousand and $223 thousand for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded aggregate operating lease expense of $80 thousand and $83 thousand for the three months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023 and 2022, the Company recorded operating lease expense of $141 thousand and $105 thousand, respectively, for leases which were capitalized as ROU assets and operating lease liabilities. For the three months ended September 30, 2023 and 2022, the Company recorded operating lease expense of $46 thousand and $36 thousand, respectively, for leases which were capitalized as ROU assets and operating lease liabilities. The Company elected to exclude leases with a term of 12 months or less from its condensed consolidated balance sheets. For the nine months ended September 30, 2023 and 2022, the Company recorded operating lease expense of $125 thousand and $119 thousand, respectively, for these leases that were not capitalized. For the three months ended September 30, 2023 and 2022, the Company recorded operating lease expense of $34 thousand and $55 thousand, respectively, for these leases that were not capitalized.

As of September 30, 2023, future maturities of operating lease liabilities were as follows:

Amount
2023 (October 1 through December 31)	$39,961
2024	142,953
2025	73,696
Future operating lease payments	256,610
Imputed interest	(22,564)
Total operating lease liabilities	234,046
Current portion	136,777
Operating lease liabilities, noncurrent	$97,269

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 7, a Financing Obligation of $5,054 thousand and $3,170 thousand has been recorded in connection with Unicoin rights issued to related parties as of September 30, 2023 and December 31, 2022, respectively.

Loan from Chief Executive Officer

During the second half of the year ended December 31, 2022, Alex Konanykhin, CEO and a director of the Company made interest-free advances totaling $645 thousand to the Company. During the three months and nine months ended September 30, 2023, the Company repaid $101 thousand and $351 thousand, respectively, to the CEO. As of September 30, 2023 and December 31, 2022, related party loan payable amounted to $294 thousand and $645 thousand, respectively. These advances were for general corporate purposes. No maturity date is specified but management’s intent is to repay the loan during the year ending December 31, 2023 therefore the balance is classified as a current liability in the condensed consolidated balance sheet.

NOTE 14 – INCOME TAXES

The Company recorded income tax benefit (expense) of ($43) thousand and ($56) thousand for the three months ended September 30, 2023 and 2022, respectively. The resulting effective tax rates were 0.93% and 1.02% for the three months ended September 30, 2023 and 2022, respectively. The Company recorded income tax benefit (expense) of ($151) thousand and ($171) thousand for the nine months ended September 30, 2023 and 2022, respectively. The resulting effective tax rates were 1.44% and 0.63% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended September 30, 2023 and 2022, there were no significant changes to the total amount of unrecognized tax benefits.

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

Calculation of net loss per share is as follows for the three months and nine months ended September 30, 2023 and 2022 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and Diluted:	2023	2022	2023	2022
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(4,952,843)	$(5,271,845)	$(11,005,378)	$(25,915,873)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,517,657	734,084,942	733,475,323	733,708,322

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options outstanding (Note 9)	55,535,881	55,535,881	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,310,000	10,310,000	10,310,000	10,310,000
Restricted stock units (Note 9)	254,446	590,400	254,446	590,400

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

The following tables you set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended September 30, 2023, and 2022:

	Three Months Ended September 30,
	2023			2022
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$5,510,920	$119,376	$5,630,296	$4,612,745	$364,757	$4,977,502
Subscription revenues	208	1,324	1,532	714	3,317	4,031
Unicorn Hunters	87	-	87	-	14,000	14,000
Total revenues	$5,511,215	$120,700	$5,631,915	$4,613,459	$382,074	$4,995,533

The following tables you set forth certain reportable segment information relating to where the Company derived its revenue for the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023			2022
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$14,056,955	$346,739	$14,403,694	$13,436,879	$982,543	$14,419,422
Subscription revenues	1,141	7,265	8,406	1,562	14,333	15,895
Unicorn Hunters	2,764	1,511	4,275	-	4,153,000	4,153,000
Total revenues	$14,060,860	$355,515	$14,416,375	$13,438,441	$5,149,876	$18,588,317

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$1,532	$5,630,296	$87	$5,631,915
Cost of revenues	-	4,500,314	-	4,500,314
Gross profit (loss)	$1,532	$1,129,982	$87	$1,131,601

	Three Months Ended September 30, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$4,031	$4,977,502	$14,000	$4,995,533
Cost of revenues	(694)	3,810,717	566,817	4,376,840
Gross profit	$4,725	$1,166,785	$(552,817)	$618,693

The following tables set forth certain reportable segment information relating to the Company’s operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$8,406	$14,403,694	$4,275	$14,416,375
Cost of revenues	-	11,437,379	29,634	11,467,013
Gross profit (loss)	$8,406	$2,966,315	$(25,359)	$2,949,362

	Nine Months Ended September 30, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$15,895	$14,419,422	$4,153,000	$18,588,317
Cost of revenues	176	11,096,803	5,949,230	17,046,209
Gross profit	$15,719	$3,322,619	$(1,796,230)	$1,542,108

There were no material transactions between reportable segments during the three months ended September 30, 2023 and 2022.

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

Unicoin Rights Issued

Subsequent to September 30, 2023, the Company issued Unicoin rights as follows:

-	Issued rights to acquire 31,485 thousand Unicoins in exchange for consideration of approximately $2,829 thousand (cash of $1,103 thousand and non-cash of $1,726 thousand).

On October 4, 2023, the Company entered into an Asset Swap Agreement with Prime8 Horizons Development Corporation, a Philippine corporation (“Prime8”), wherein the Company agreed to provide a total of 125,000,000 Unicoin rights in exchange for real estate assets known as the Lime Resort El Nido, a coastal resort in the Philippines. As it awaits the completion of the due diligence process, the Company has not issued the Unicoin rights nor has it received the deed to the related real estate assets.

On October 4, 2023, the Company entered into an Asset Swap Agreement with Benito Techico, a resident of the Philippines, wherein the company agreed to provide a total of 155,750,000 Unicoin rights in exchange for real estate assets known as the Pearl of the Pacific, a coastal resort in the Philippines. As it awaits the completion of the due diligence process, the Company has not issued the Unicoin rights nor has it received the deed to the related real estate assets.

On October 4, 2023, the Company entered into an Asset Swap Agreement with Mr. Emil Po, a resident of the Philippines, the Company agreed to provide a total of 17,500,000 Unicoin rights in exchange for real estate assets known as the V HUB Commercial Property, a commercial lot located in the Philippines. As it awaits the completion of the due diligence process, the Company has not issued the Unicoin rights nor has it received the deed to the related real estate assets.

On October 16, 2023, the Company entered into an Asset Swap Agreement with Five Islands Lands Trust, represented by Kenroy Samuel, its Trustee, pursuant to which Seller shall acquire rights to obtain 1,904,000,000 security tokens from the Company in exchange for the disposition of certain real estate assets in Antigua described in the Asset Swap Agreement. As it awaits the completion of the due diligence process and negotiation of the structuring of the transaction, the Company has not issued the Unicoin rights nor has received the deed to the related real estate assets.

On October 20, 2023, the Company entered into an agreement with International Mame Industry SAPI de CV (“IMI”, a Mexican entity, to acquire a 20% equity stake in IMI, the owner of the Club 51 franchise of exclusive clubs, in exchange for 100,000,000 Unicoin rights. As it awaits the completion of the due diligence process, the Company has not issued the Unicoin rights nor has it received the equity interests in IMI.

On November 1, 2023, the Company entered into an Asset Swap Agreement with Shine Investment Corp, a Panamanian Corporation, wherein the company agreed to provide a total of 11,496,800 Unicoin rights in exchange for 100% of the equity shares of Inversiones Inmobiliarias Petroin, C.A, a Venezuelan corporation that owns certain commercial real estate assets in Venezuela known as the Venezuela Greenmall. As it awaits the completion of the due diligence process, the Company has not issued the Unicoin rights nor has it received the deed to the related real estate assets.

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

The Company follows the following 10-point criteria when we evaluate companies to be part of Unicorn Hunters show, and therefore determine which securities will be added to the future fund supporting Unicoins:

1. Innovative Idea: A unicorn company typically starts with a unique and disruptive idea that solves a significant problem or meets an unmet need in the market.

2. Scalable Business Model: The company must have a business model that can scale rapidly and efficiently, allowing it to grow exponentially.

3. Strong Leadership: A unicorn company is led by visionary and capable leaders who can navigate challenges, make strategic decisions, and inspire a high-performing team.

4. Market Potential: The company must operate in a large and growing market with significant opportunities for expansion and revenue generation.

5. Product-Market Fit: The company's product or service must resonate with customers and offer a compelling value proposition that differentiates it from competitors.

6. Rapid Growth: Unicorns experience rapid and sustained growth, often achieving high revenue and user/customer numbers within a short period.

7. Funding and Investment: Securing substantial funding from venture capitalists, private equity firms, or other investors is crucial for a company to fuel its growth and reach unicorn status.

8. Talent Acquisition: Attracting and retaining top talent is essential for a unicorn company to build a skilled and dedicated workforce that can drive innovation and growth.

9. Global Expansion: Successful unicorns often expand their operations beyond their home market, targeting international customers and establishing a global presence.

10. Adaptability and Resilience: Unicorns must be adaptable to changing market dynamics, customer preferences, and technological advancements. They should also demonstrate resilience in the face of challenges and setbacks.

There continues to be uncertainty regarding the selection of managers and timing of the creation of the Fund. As assets backing the fund are acquired, such assets shall be disclosed on our website (please see Our Portfolio at: https://unicoin.com/portfolio and, when and if required, in our public filings accessible via the Edgar database.

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

While Unicoins may have utility functions, the Company acknowledges that Unicoins are securities, and will be regulated as such. Where appropriate, additional language will be added to future filings to clarify this point further. The Company has at no point taken the position that Unicoins are not securities. Thus, we have sold Unicoin rights under Regs. D and S, and plan to issue Unicoins to non-accredited investors in the future only pursuant to an effective registration statement or another available exemption.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023 and 2022 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Nine Months Ended September 30,
	2023	% of Total Revenues	2022	% of Total Revenues
REVENUES:
Staffing revenues	$14,403,694	100%	$14,419,422	78%
Subscription revenues	9,916	-	15,895	-
Unicorns revenues	2,765	-	4,153,000	22%
Total Revenues	14,416,375	100%	18,588,317	100%
COST OF REVENUES:
Staffing cost of revenues	11,437,379	79%	11,096,803	60%
Subscription cost of revenues	-	-	176	-
Unicorns cost of revenues	29,634	-	5,949,230	32%
Total Cost of Revenues	11,467,013	80%	17,046,209	92%
GROSS PROFIT	2,949,362	20%	1,542,108	8%
OPERATING COSTS AND EXPENSES
General and administrative	10,887,459	76%	11,634,644	63%
Sales and marketing	2,842,164	20%	16,576,835	89%
Research and development	233,087	2%	363,316	2%
TOTAL OPERATING COSTS AND EXPENSES	13,962,710	97%	28,574,795	154%
LOSS FROM OPERATIONS	(11,013,348)	(76)%	(27,032,687)	(145)%
Interest income (expense), net	(154,385)	(1)%	(161,117)	(1)%
Other income (expense), net	647,601	4%	(3,207)	-
LOSS BEFORE INCOME TAXES	(10,520,132)	(73)%	(27,197,011)	(146)%
Income tax expense	(151,010)	(1)%	(171,177)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(10,671,142)	(74)%	(27,368,188)	(147)%
Less: net income (loss) attributable to the noncontrolling interest	334,236	2%	(1,452,315)	(8)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(11,005,378)	(76)%	$(25,915,873)	(139)%

Revenues

The following table presents our revenue for the periods indicated.

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)
TAAS revenues	$14,403,694	$14,419,422	$(15,728)	0%
SAAS revenues	9,916	15,895	(5,979)	(38)%
Unicorns revenues	2,765	4,153,000	(4,150,235)	(100)%
Total Revenues	$14,416,375	$18,588,317	$(4,171,942)	(22)%

Total revenues decreased by $4,172 thousand, or 22%, to $14,416 thousand for the nine months ended September 30, 2023, from $18,588 thousand for the nine months ended September 30, 2022.

TaaS. TAAS revenues decreased by $16 thousand, or 0%, to $14,404 thousand for the nine months ended September 30, 2023, from $14,419 thousand for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in SheWorks! revenue of $276 thousand, offset by an increase in ITSQuest revenue of $260 thousand for the nine months ended September 30, 2023.

Unicorns. Unicorns revenues decreased by $4,150 thousand, or 100%, to $3 thousand for the nine months ended September 30, 2023. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. The Company did not record any significant revenue during the nine months ended September 30, 2023, as there were no episodes distributed during that period. Unicorns revenues of $4,153 thousand for the nine months ended September 30, 2022, corresponded to the three episodes that were distributed during that same period.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)
TAAS cost of revenues	$11,437,379	$11,096,803	$340,576	3%
SAAS cost of revenues	-	176	(176)	(100)%
Unicorns cost of revenues	29,634	5,949,230	(5,919,596)	(100)%
Total Cost of Revenues	$11,467,013	$17,046,209	$(5,579,196)	(33)%

Total cost of revenues decreased by $5,580 thousand, or 33%, to $11,467 thousand for the nine months ended September 30, 2023, from $17,046 thousand for the nine months ended September 30, 2022.

TaaS. TAAS cost of revenues increased by $341 thousand, or 3%, to $11,437 thousand. The decrease was mainly due to a proportional decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues was decreased by $5,920 thousand to $30 thousand for the nine months ended September 30, 2023, compared to $5,949 thousand, for the nine months ended September 30, 2022. No episodes were produced during each of the nine months ended September 30, 2023 and six episodes were produced during the nine months ended September 30, 2022.

General and administrative

General and administrative expenses decreased by $747 thousand, or 6%, to $10,887 thousand for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in contractor and professional service expenses of $1,120 thousand, a decrease in impairment loss recognized on cryptocurrency assets of $683 thousand, a decrease in travel and entertainment expenses of $562 thousand and a decrease in IT expenses of $85 thousand. These decreases were partially offset by an increase in personnel related costs of $1,477 thousand and an increase in accounting services of $300 thousand.

Sales and marketing

Sales and marketing expenses decreased by 13,735 thousand, or 83%, to $2,842 thousand for the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in advertising for the Unicorn Hunters show of $1,977 thousand, as no episodes were released during the period, a decrease of $2,387 thousand in relation to general advertising paid for by exchanging Unicoin rights and an overall decrease in general advertising spending for the rest of our business of $9,371 thousand.

Research and development

Research and development expense decreased by $130 thousand, or 36%, to $233 thousand for the nine months ended September 30, 2023. Research and development expense mainly consists of personnel related costs, such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Interest income (expense), net

Net interest expense, decreased by $7 thousand to $(154) thousand for the nine months ended September 30, 2023. The change was primarily due to increases in interest income of $14 thousand and decrease in interest expense of $51 thousand from net reduction in outstanding Unsecured Notes, partially offset by increase in interest expense of $58 thousand payable to holders of Unicoin rights issued under the ten-year prepaid plan.

Provision for Income Taxes

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Income tax expense	$151,010	$171,177	$(20,167)	(12)%
Effective tax rate	1.44%	0.63%

The Company recorded income tax expense of $151 thousand and $171 thousand for the nine months ended September 30, 2023 and 2022, respectively. The resulting effective tax rate was 1.44% and 0.63% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the nine months ended September 30, 2023 and 2022, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the noncontrolling interest

Net income (losses) attributable to the noncontrolling interest increased by $1,787 thousand, or 123%, to net income of $334 thousand for the nine months ended September 30, 2023. Our noncontrolling interest holders in ITSQuest were allocated income of $215 thousand and $252 thousand for the nine months ended September 30, 2023 and 2022, respectively. Our noncontrolling interest holders in Unicorns were allocated income of $119 thousand and loss of ($1,704) thousand for the nine months ended September 30, 2023 and 2022, respectively. As of both September 30, 2023 and 2022, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2023 and 2022 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,
	2023	% of Total Revenues	2022	% of Total Revenues
REVENUES:
Staffing revenues	$5,630,296	100%	$4,977,502	100%
Subscription revenues	3,042	-	4,031	-
Unicorns revenues	(1,423)	-	14,000	-
Total Revenues	5,631,915	100%	4,995,533	100%
COST OF REVENUES:
Staffing cost of revenues	4,500,314	80%	3,810,717	76%
Subscription cost of revenues	-	-	(694)	-
Unicorns cost of revenues	-	-	566,817	11%
Total Cost of Revenues	4,500,314	80%	4,376,840	88%
GROSS PROFIT	1,131,601	20%	618,693	12%
OPERATING COSTS AND EXPENSES
General and administrative	4,053,193	72%	3,563,994	71%
Sales and marketing	2,230,935	40%	2,370,713	47%
Research and development	118,480	2%	113,915	2%
TOTAL OPERATING COSTS AND EXPENSES	6,402,608	114%	6,048,622	121%
LOSS FROM OPERATIONS	(5,271,007)	(94)%	(5,429,929)	(109)%
Interest income (expense), net	(36,979)	(1)%	(42,272)	(1)%
Other income (expense), net	647,601	11%	(2,591)	-
LOSS BEFORE INCOME TAXES	(4,660,385)	(83)%	(5,474,792)	(110)%
Income tax benefit (expense)	(43,168)	(1)%	(55,884)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(4,703,553)	(84)%	(5,530,676)	(111)%
Less: net income (loss) attributable to the noncontrolling interest	249,290	4%	(258,831)	(5)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(4,952,843)	(88)%	$(5,271,845)	(106)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)
TAAS revenues	$5,630,296	$4,977,502	$652,794	13%
SAAS revenues	3,042	4,031	(989)	(25)%
Unicorns revenues	(1,423)	14,000	(15,423)	(110)%
Total Revenues	$5,631,915	$4,995,533	$636,382	13%

Total revenues increased by $636 thousand, or 13%, to $5,632 thousand for the three months ended September 30, 2023, from $4,996 thousand for the three months ended September 30, 2022.

TaaS. TAAS revenues increased by $653 thousand, or 13%, to $5,630 thousand for the three months ended September 30, 2023, from $4,978 thousand for the three months ended September 30, 2022. The increase was primarily due to an increase in ITSQuest revenue of $873 thousand, and a decrease in SheWorks! revenue of $220 thousand for the three months ended September 30, 2023. The State of New Mexico began lifting the strict COVID-19 lockdowns by the end of the 2021 calendar year. The lifting of such shutdown led to higher-than-normal levels of revenues for ITSQuest in the State of New Mexico during the three months ended September 30, 2022. The Company scaled down Yandiki operations and completed its merger of Yandiki into SheWorks! in June 2023. The decrease in SheWorks! revenue can be attributable to normal fluctuations in the jobs market and overall economy.

Unicorns. Unicorns revenues decreased by $15 thousand for the three months ended September 30, 2023. There were no Unicorn Hunters episodes distributed during the three months ended September 30, 2023 and there were two episodes distributed during the three months ended September 30, 2022, none of which generated material revenues.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)
TAAS cost of revenues	$4,500,314	$3,810,717	$689,597	18%
SAAS cost of revenues	-	(694)	694	(100)%
Unicorns cost of revenues	-	566,817	(566,817)	(100)%
Total Cost of Revenues	$4,500,314	$4,376,840	$123,474	3%

Total cost of revenues increased by $123 thousand, or 3%, to $4,500 thousand for the three months ended September 30, 2023.

TaaS. TAAS cost of revenues increased by $690 thousand, or 18%, to $4,500 thousand. The increase was mainly due to a proportional increase in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $567 thousand to $0 for the three months ended September 30, 2023, compared to $567 thousand, for the three months ended September 30, 2022 which corresponded to finalizing six episodes that were mainly produced by June 30, 2022. No episodes were produced during each of the three months ended September 30, 2023.

General and administrative

General and administrative expenses increased by $489 thousand, or 14%, to $4,053 thousand for the three months ended September 30, 2023. The increase were primarily due to an increase in personnel related costs of $1,391 thousand and an increase in IT expenses of $21 thousand. These increases were partially offset by a decrease in impairment loss recognized on cryptocurrency assets of $66 thousand, a decrease in contractors and professional services of $532 thousand, a decrease in accounting services of $489 thousand and a decrease in travel and entertainment of $65 thousand.

Sales and marketing

Sales and marketing expenses decreased by $140 thousand, or 6%, to $2,231 thousand for the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in advertising for the Unicorn Hunters show of $64 thousand, as there were no episodes released during the period, a decrease of $1,373 thousand in relation to general advertising paid for by exchanging Unicoin rights. These decreases were partially offset by an overall increase in general advertising spending for the rest of our business of $1,297 thousand.

Research and development

Research and development expense increase by $5 thousand, or 4%, to $118 thousand for the three months ended September 30, 2023. Research and development expense mainly consists of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Interest income (expense), net

Net interest expense decreased by $5 thousand to $(37) thousand for the three months ended September 30, 2023. The decrease was primarily due to increases in interest income of $12 thousand and decrease in interest expense of $15 thousand from a net reduction in outstanding Unsecured Notes, partially offset by increase in interest expense of $22 thousand payable to holders of Unicoin rights issued under the ten-year prepaid plan.

Provision for Income Taxes

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Income tax expense	$43,168	$55,884	$(12,716)	(23)%
Effective tax rate	0.93%	1.02%

The Company recorded income tax benefit (expense) of ($43) thousand and ($56) thousand for the three months ended September 30, 2023 and 2022, respectively. The resulting effective tax rate was 0.93% and 1.02% for the three months ended September 30, 2023 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended September 30, 2023 and 2022, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the noncontrolling interest

Net income (losses) attributable to the noncontrolling interest increased income by $508 thousand, or 196%, to net income of $249 thousand for the three months ended September 30, 2023. Our noncontrolling interest holders in ITSQuest were allocated income of $56 thousand and $82 thousand for the three months ended September 30, 2023 and 2022, respectively. Our noncontrolling interest holders in Unicorns were allocated income of $192 thousand and losses of $(341) thousand for the three months ended September 30, 2023 and 2022, respectively. As of both September 30, 2023 and 2022, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $7,567 thousand available as of September 30, 2023. Based on currently available capital resources (cash and cash equivalents on hand as of September 30, 2023), we estimate that we would be able to conduct our planned operations for approximately fourteen additional months without raising additional equity or debt financing, assuming we do not fail to develop and launch the Unicoin during that period. For the period from July 1, 2023 through the date of this Quarterly Report on Form 10-Q, we have received cash funding of $3,983 thousand ($3,983 thousand and $0 thousand from issuances of Unicoin rights and common stock, respectively), which may be used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the Unicoin is not developed and launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2022, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the Unicoin has been resolved.

From January 1, 2023 through September 30, 2023, the Company issued 1.7 billion rights to receive Unicoins (“Unicoin rights”) to investors and service providers in exchange of consideration consisting of cash ($13,994 thousand) and operating expenses paid with Unicoin rights ($3,992 thousand) amounting to approximately $17,986 thousand.

Subsequent to September 30, 2023, the Company issued Unicoin rights as follows:

-	Issued rights to acquire 31,485 thousand Unicoins in exchange for consideration of approximately $2,829 thousand (cash of $1,103 and non-cash of $1,726 thousand).

Through September 30, 2023, the Company has recorded a financing obligation of $55.3 million associated with Unicoin rights issued to date which represents the Company’s estimate of what it would be obligated to pay in the event the Unicoin is never developed and launched. Although it is the Company’s intention to ultimately develop and launch the Unicoin and settle Unicoin rights obligations by issuing Unicoins to rights holders, there are aspects of the development and launch process, including certain regulatory approvals of the Unicoin, that may be outside of the Company’s control. If the Company fails to develop and launch the Unicoin, its intent would be to pay for the Unicoin rights financing obligations using cash flows from its existing operations and/or through future debt or equity financing. In order to be able to pay the financing obligation using cash from operations or to achieve financing at terms acceptable to the Company, the Company will have to achieve substantial additional revenue growth and positive cash flows from operations or achieve substantial growth in its existing private company investment values and experience one or more exits or other liquidity transactions associated with its private company investments. There can be no assurance that the Company will achieve these successes prior to events or circumstances that lead to a future conclusion that the Unicoin will not be able to be developed and launched. If one or more of these factors leading to positive growth in the Company’s liquid resources do not occur prior to a conclusion that the Company will fail to develop and launch the Unicoin, the financing obligation to holders of Unicoin rights may need to be settled for a fraction of the recorded obligation, or in the worst case, there may be no funds available to settle the obligation.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of September 30, 2023, the Company recorded a liability of $345 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production- related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,046 thousand as of September 30, 2023. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousand)	2023	2022
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(7,447)	$(22,234)
Net cash provided by investing activities	29	650
Net cash provided by financing activities	13,462	21,591
Net increase in cash and cash equivalents	$6,044	$7

Cash Used in Operating Activities

Cash flows used for operating activities decreased by $14,786 thousand to ($7,447) thousand for the nine months ended September 30, 2023, compared to ($22,234) thousand for the nine months ended September 30, 2022. Net cash used in operating activities of ($7,447) thousand for the nine months ended September 30, 2023, was due to our net loss of ($10,671) thousand, offset by the non-cash items of $4,661 thousand and decreases in working capital of ($1,438) thousand. Net cash used in operating activities of ($22,234) thousand for the nine months ended September 30, 2022, was ($22,234) thousand, due to our net loss of ($27,368) thousand, adjusted by non-cash items of $6,442 thousand and decreases in working capital of operating assets and liabilities of ($1,308) thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by ($8,129) thousand to $13,462 thousand for the nine months ended September 30, 2023, compared to $21,591 thousand for the nine months ended September 30, 2022. The decrease in net cash provided by financing activities was mainly due to a decrease in proceeds from the issuance of Unicoin rights of ($6,968) thousand and a decrease in proceeds from sales of common stock of ($1,429) thousand, partially offset by a decrease in payments to repurchase common stock of $335 thousand.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $7,567 thousand available as of September 30, 2023, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending September 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The company has stated that it believes that the portfolio of interests in private companies that it is developing has the potential to reach a valuation of $1 billion or more. No detailed financial projections and/or analyses were prepared for each show participant to support a potential valuation of $1 billion. The company’s general assumptions are that if one or more such companies become successful in fulfilling their objectives, and the company is able to release multiple episodes per year featuring promising private issues that deliver 5% of their equity to the company, the portfolio over time could grow to this projected valuation. There can be no assurance that this will occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S

*	Convertible Notes. All notes have been converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates		Exemption
$0.19	6,500,000	11/25/20		Section 4(a)(2)
$0.39	1,500,000	12/28/22	*	Section 4(a)(2)

*	Out of the initial 3,500,000 shares subject to the holdback provision, the Company released 1,500,000 shares on December 28, 2022, pursuant to the amended Share Exchange Agreement, as discussed in the Business Acquisition section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. As of the day of this Quarterly Report on Form 10-Q, 2,000,000 shares remain subject to the holdback provision, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition.

Capital Raising Transaction – Debt

Amounts sold through private placement of debt securities, in the form of short-term unsecured promissory notes, are as follows:

Total Amount Sold*	Interest Rate	Dates	Exemption
$1,229,000	20%	6/3/21 to 12/31/21	Rule 506(c); Reg. S
$80,100	20%	1/26/22 to 12/31/22	Rule 506(c); Reg. S
$136,000	20%	4/17/23 to 7/31/23	Rule 506(c); Reg. S

*	Through the day of this Quarterly Report on Form 10-Q, the Company’s outstanding Unsecured Notes amount to $467 thousand.

Capital Raising Transaction – Offering of Unicoin Rights

On February 7, 2022, we commenced a private placement of rights to receive Unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.01	1,421,780,000	2/24/22 to 5/31/23	Rule 506(c); Reg. S
$0.017	80,940,886	4/1/22 to 8/30/22	Rule 506(c); Reg. S
$0.05	54,314,000	3/12/22 to 12/31/22	Rule 506(c); Reg. S
$0.055	29,642,260	9/1/22 to 11/30/22	Rule 506(c); Reg. S
$0.07	12,000,000	4/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.08	325,000	4/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.089	30,602,947	12/1/22 to 10/31/23	Rule 506(c); Reg. S
$0.1	128,895,334	3/18/22 to 7/31/23	Rule 506(c); Reg. S
$0.101	7,192,706	3/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.11	200,000	4/1/23 to 6/30/23	Rule 506(c); Reg. S
$0.12	104,000	5/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.122	6,602,800	6/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.14	500,000	4/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.2	10,078,945	9/8/22 to 10/31/23	Rule 506(c); Reg. S
$0.35	150,000	6/1/23 to 6/30/23	Rule 506(c); Reg. S
$0.373	1,932,607	9/1/23 to 10/31/23
$0.4	4,584,417	11/2/22 to 5/31/23	Rule 506(c); Reg. S
$0.5	2,276,025	3/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.05	214,739,822	5/1/23 to 10/31/23	Rule 506(c); Reg. S

*	The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin rights issued at the specified price.
**	Unicoin rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those Unicoin rights.
***	The date represents when the Unicoin Right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Pursuant to the five-year deferred payment plan and ten-year prepaid plan discussed in Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, included in Item 1 of this Quarterly Report on Form 10-Q, we are reporting the following transactions up to the date of this report:

-	Five-Year Deferred Payment Plan – Since the launch of plan through November 14, 2023, investors signed agreements to purchase 3.1 billion Unicoin rights.

-	Ten-Year Prepaid Plan – Since the launch of plan through November 14, 2023, investors paid $1,794 thousand, for the future purchase of Unicoins pursuant to the ten-year plan.

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

Unicoin Inc.

Date: November 14, 2023	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer