Form 10-K
period 2023-12-31
Unicoin Inc.
filed 2024-04-02
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of April 1, 2024, there were 732,533,604 shares of the Registrant’s common stock outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Unicoin Inc. (formerly known as TransparentBusiness, Inc. and hereinafter referred to as “Unicoin Inc.”, “we” or the “Company”) contain forward-looking statements that are subject to risks and uncertainties. All statements contained in this prospectus other than statements of historical fact, including statements regarding our future financial performance, our growth strategy, our objectives for future operations and industry trends, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “can,” “may,” “intend,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms, and other comparable terminology that convey uncertainty of future events or outcomes. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business and in the industry in which we operate. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements, including those factors discussed under “Risk Factors.” Forward-looking statements include, but are not limited to, statements regarding:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this prospectus.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this prospectus and are subject to risks and uncertainties. You should refer to the “Risk Factors” section of this prospectus for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date hereof. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in it and have filed as exhibits to the registration statement of which Annual Report on Form 10-K forms a part completely and with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

ii

Item 1.	BUSINESS

Unicoin Inc. is a technology company that is strategically positioned to capture a significant share of the rapidly growing digital assets and cryptocurrency market by addressing its most pressing challenges:

-	Extreme volatility

-	Lack of transparency and compliance

-	Absence of investor-friendly brands

We plan to issue an assets-backed, dividend-paying, audited, and regulations-compliant digital asset, and turn unicoin into a leading “crypto” brand.

The cryptocurrency market achieved a $3 trillion valuation in 2021 and is poised to grow beyond $30 trillion. This growth is driven by cryptocurrencies becoming mainstream payment methods and the increasing entry of institutional investors into the market. However, this financial market sector still lacks brands that fully resonate with institutional and traditional investors.

Bitcoin, the only household name among cryptocurrencies, was created by an anonymous party to provide anonymity in financial transactions. It was initially used mostly in suspected shady or outright illegal transactions. It consumes more power than Finland and is, therefore, not easily scalable. Bitcoin has lost more than half of the crypto market to newer coins, and this trend is likely to accelerate.

As governments, major financial institutions, and large corporations have been refraining from issuing their coins, the vacuum was filled by parody coins, including dog, cat, monkey, and frog coins. In 2021, two dog coins (Dogecoin and Shiba Inu coin) reached a combined valuation of $132B. Unicoin aspires to exceed this figure by establishing itself as a leading and enduring brand appealing to institutional and traditional investors.

Unlike many digital assets and most cryptocurrencies, which lack dedicated branding and marketing efforts, Unicoin Inc. intends to allocate over $2 billion for branding and marketing. This substantial investment will significantly elevate Unicoin’s profile, surpassing the marketing spend of all other cryptocurrencies combined. The aim is to spotlight Unicoin’s unique features within the cryptocurrency landscape and to a broader market audience. Unicoin Inc.’s approach is not just about launching another cryptocurrency; it’s about revolutionizing the market with a brand that embodies transparency, compliance, and investor appeal. By capitalizing on the growing demand for trustworthy digital assets and leveraging strategic branding and marketing initiatives, Unicoin is uniquely positioned to redefine the digital asset landscape and emerge as a leader in the sector.

We also use proprietary technology to drive our TaaS (as defined below) businesses. Also, through its majority ownership and development of Unicorns (as defined below), Unicoin Inc. is a media ownership entity that expects to derive significant revenue from the Unicorn Hunters show and related opportunities, as described below.

History and Organization

Unicoin Inc. was incorporated in the state of Delaware on June 22, 2015. In 2008, our SaaS platform was developed by KMGi, the precursor to Unicoin Inc., as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling by contractors. The SaaS platform has been in use since 2009, initially under the name TransparentBilling, serving KMGi’s internal operations.

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS software business, which provides for simple and seamless monitoring and management of remote or work-from-home employees. As a holding company, Unicoin Inc. wholly owns one TaaS operating company: SheWorks!. In June 2023, Yandiki, another TaaS company, merged into the SheWorks! operating company. Yandiki was previously owned by KMGi and Silvina Moschini, each of whom transferred their ownership interests in Yandiki to Unicoin Inc. on January 1, 2018. SheWorks! was founded by Silvina Moschini, who transferred her ownership interest to Unicoin Inc. on January 1, 2018. In 2018, KMGi transferred to Unicoin Inc. the intellectual property related to the Unicoin Inc. SaaS platform. In November 2020, Unicoin Inc. acquired a 51% majority ownership interest in ITSQuest, Inc., a regional staffing agency founded on September 21, 1994. In April 2021, Transparent Business acquired a 66.67% ownership interest in Unicorns, Inc., a media company showcasing private companies seeking to obtain publicity for their private offerings, and as of April 1, 2024, the Company’s ownership interest in Unicorns Inc. is 71.88%. Unicoin Inc. and its subsidiaries principally operate in North America, South America and Central America. On October 6, 2022, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from TransparentBusiness, Inc. to Unicoin Inc. The name change was effective as of October 6, 2022.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company (as of December 31, 2023):

Operating Subsidiaries

Unicoin Inc.

Unicorn. Inc	ItsQuest	SheWorks!	Yandiki
66.67%	**51%**	**100%**	**100%**

Business Overview

SaaS and TaaS Legacy Business

Unicoin was originally a SaaS company engaged in providing workforce management software in order to better monitor and manage a remote workforce. However, the legacy operations of our SaaS business are currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicoin’s wholly owned subsidiary SheWorks!, a TaaS platform, is, we believe, a valuable asset that can operate independently or in conjunction with the Company’s SaaS software. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs. Our Yandiki platform (now a part of SheWorks!) is also a talent exchange and platform that connects freelance talent with companies looking for leaner, more transparent ways of carrying out remote contractual work. Nevertheless, the legacy SheWorks! And Yandiki businesses are currently not the focus of our operations and are being phased out through customer attrition. Our TaaS business also encompasses ITSQuest, Inc., (“ITSQuest”) a regional staffing agency with twelve locations throughout New Mexico and Texas. ITSQuest has significant contacts with employers throughout the US Southwest.

Unicorns

Unicorns is a Nevada corporation, in which the Company owns a majority stake. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience.

Currently, revenue consideration generally consists of the fair value of equity shares, stock options or warrants committed from companies that have appeared on the Unicorn Hunters show. Non-cash consideration is recognized at the estimated fair value at or near the date of contract execution. Additionally, in the future, the Company expects to earn revenue from (i) sales of “memberships” to potential investors who will gain preferred access to the private offerings showcased on the Unicorn Hunters show and (ii) the commercialization of the Unicorn Hunters shows, through syndication, advertising revenue and merchandising. All rights to Unicorn Hunters content, including all recordings and logos, are owned by Unicorns Inc.

The Company follows the following 10-point criteria when we evaluate companies to be part of the Unicorn Hunters show, and therefore determine which securities will be added to the Fund supporting Unicoins:

1.	Innovative Idea: A unicorn company typically starts with a unique and disruptive idea that solves a significant problem or meets an unmet need in the market.

2.	Scalable Business Model: The company must have a business model that can scale rapidly and efficiently, allowing it to grow exponentially.

3.	Strong Leadership: A unicorn company is led by visionary and capable leaders who can navigate challenges, make strategic decisions, and inspire ahigh-performing team.

4.	Market Potential: The company must operate in a large and growing market with significant opportunities for expansion and revenue generation.

5.	Product-Market Fit: The company’s product or service must resonate with customers and offer a compelling value proposition that differentiates it from competitors.

6.	Rapid Growth: Unicorns experience rapid and sustained growth, often achieving high revenue and user/customer numbers within a short period.

7.	Funding and Investment: Securing substantial funding from venture capitalists, private equity firms, or other investors is crucial for a company to fuel its growth and reach unicorn status.

8.	Talent Acquisition: Attracting and retaining top talent is essential for a unicorn company to build a skilled and dedicated workforce that can drive innovation and growth.

9.	Global Expansion: Successful unicorns often expand their operations beyond their home market, targeting international customers and establishing a global presence.

10.	Adaptability and Resilience: Unicorns must be adaptable to changing market dynamics, customer preferences, and technological advancements. They should also demonstrate resilience in the face of challenges and setbacks.

The intention of the Company is that when equity positions held in the Fund are liquidated through a liquidity event, some or all of the resulting proceeds are to be distributed to holders of Unicoins.

Unicoins

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Tether (USDT) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company does not retain custody over its investor’s Unicoins, and it intends to use the self-custodial services of MetaMask wallets to trade on INX Limited’s platform (“INX”), which is a publicly-traded company whose wholly-owned subsidiary, INX Services, Inc., operates a cryptocurrency exchange platform, an alternative trading system (“ATS”) for security tokens and provides custodial wallets through MetaMask to hold the digital assets. INX requires all investors to use either the Republic wallet or MetaMask wallet, each an Ethereum wallet that can be used to hold security tokens, which are currently the only wallets that are supported for trading security tokens on the INX platform. Access to trade security tokens is controlled by separate authentication from our account access, so that two authorized individuals are required to approve moving tokens in and out of their wallets to facilitate access. When a buyer creates an order on INX, the individual must have enough US Dollars in their trading account to fund the order, as no other fiat is currency supported. When a seller creates an order, the individual must have enough of the security token in their linked wallet to list their order for sale. When the order is matched between the buyer and the seller, the security tokens are settled automatically through the blockchain and sent to the buyer’s wallet, and simultaneously the US dollar equivalent for the trade is also sent from the buyer’s account to the seller’s account. This approval requires each individual to have enough US dollars in their wallet to be able to pay the transaction fee to the network. Management monitors transaction and account balances of its account on INX using a MetaMask wallet. We intend to use the self-custodial services of MetaMask wallets to facilitate the holding and exchange of Unicoins, with Unicoins held in a MetaMask wallet attached to our INX account, upon development and launch.

Unicoin Inc. is developing a security token called Unicoin (“Unicoins” or “Tokens”), whose value is intended to be supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired from non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the asset portfolio.

The Unicoins will have a utility function in what is referred to as the “Unicorn Hunters Ecosystem,” in that holders may use Unicoins to purchase media inventory at our discounted rate. The Company plans to purchase media inventory and resell it to Unicoin holders in exchange for Unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory and allowing to retain a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis and have not been predetermined.

We may accept certain cryptocurrencies, such as Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH) and Tether (USDT) among others, as payment for the purchase of Unicoins. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in a MetaMask wallet linked to its INX account. Upon future liquidity needs, through the INX platform, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

Real Estate Subsidiaries

Outside of the United States, the Company has recently formed wholly owned or controlled subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include UH Properties Incorporated (organized in the Philippines), Unicoin Inc. (organized in Argentina), Genniwine Inc. (organized in Thailand) and Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold real estate.

Business Organization

Operating segments are defined as components of an enterprise, in which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and profit (loss). The Company currently operates in the three reporting segments: TaaS, Unicorn Hunters and SaaS.

Our Strategy

We are targeting all types of work environments and organizational settings where the vast majority of the work is conducted on computers, to create significant efficiencies in the economy, increase entrepreneurial mobility and democratize wealth creation. Through our Unicorns subsidiary, we seek to make Unicorn Hunters the most widely watched business program and bring democratization and transparency to the pre-IPO fundraising process, while building the Unicoin Inc. brand and increasing shareholder value.

Our TaaS company, ITSQuest, has been a revenue-generating talent provider for our TaaS and SaaS businesses by adding traditional staffing services and their associated revenue to our product line. Going forward, we expect our remote workforce management business to produce lower returns than those we deem achievable through Unicorn Hunters and Unicoin.

Accordingly, we plan to wind down our SaaS and TaaS services as our primary business segments beginning in 2024. Phasing out by attrition cannot be planned with precision, as it depends on the client’s decision to discontinue use of our services. As we don’t make efforts to replace the departing clients, such attrition will eventually phase out our remote workforce management operations, with the exception of ITSQuest. No plans have been made to dispose of ITSQuest, as such decision depends on its respective financial performance. If profitable, it may remain a profit-generating unit in our portfolio of assets indefinitely.

We intend to focus our efforts to make Unicorn Hunters the most widely watched business show in the worldwide entertainment and business media markets, while generating value for Unicoin Inc. shareholders through equity acquisitions and syndication, sales of preferred-access memberships, advertisement and merchandising revenues. We also intend to make Unicoin a valuable security token, with worldwide recognition, and backed by a portfolio of assets and supported by distribution payments.

Our Competitive Strengths

Our competitive strengths include:

●	Unique business reality show production with celebrity participation and endorsement (Unicorns).

●	Unique security token project to be launched, supported by multiple assets and capable of paying distributions, and supported by a global marketing and visibility initiative.

●	Our token is partially asset-backed by a multitude of assets.

●	We have transparent reporting whereby we are a publicly reporting company in the United States.

●	In-house legal counsel with experience in securities matters. We also periodically hire external legal counsel for various specialized legal services. counsel opinions.

●	Increased efficiency from reduced corporate expenses by facilitating efficient telecommuting and outsourcing.

●	Capable of sourcing various assets, including but not limited to, equity, options, warrants, copper mining rights, villas, hotels and even vacant beach-front property, that may back the value of a security token.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and are incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Emerging Growth Company

As a public company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Start-ups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies and can avail itself of various exemptions such as an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14(a) and (b) of the Exchange Act.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.235 billion in annual revenues, have more than $700 million in market value of our Common stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1.235 billion in gross revenues. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

Item 1A.	RISK FACTORS

Investment in our securities involve a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our securities. If any of the following risks are realized, in whole or in part, our business, financial condition, and results of operations could be materially and adversely affected. In that event, the market value of our securities could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair the operation of our business.

Risks Related to Our Business

We have a history of losses and may not achieve profitability in the near term or at all.

If we increase our SaaS and TaaS subscriber and user base, we cannot provide any assurance that our subscribers will maintain their subscription or use our services for any period of time. We expect that our operating expenses will increase as we invest in marketing efforts, hire contractors and employees, and continue to invest in the marketing and development of our product and services. These efforts may be costlier than we expected, and our revenue may not increase sufficiently to offset these expenses. We may continue to take action and make investments that do not generate optimal short- or medium-term financial results and may even result in increased operating losses in the short or medium term with no assurance that we will eventually achieve the intended long-term benefits or profitability. Further, producing television series is both risky and costly, and we cannot provide any assurance that we will successfully syndicate the Unicorn Hunters show or obtain any positive equity value from the issuers featured on the show. These factors, among others set out in this “Risk Factors” section or elsewhere in this Annual Report on Form 10-K, may negatively affect our ability to achieve profitability in the near or medium term, if at all.

We may fail to compete effectively in the market in which we operate.

We face competition from similar software-as-a-service providers, talent-as-a-service providers and media distribution companies. The failure to compete effectively could materially and adversely affect our business, financial condition and our results of operations. There are many providers of services that offer similar functionality, and competition will likely evolve. Our TaaS competitors also offer talent-finding products, some of which are industry-specific. The television, entertainment and streaming video markets are highly competitive, and there are multiple well-established players in this market who may compete against us or have a higher likelihood of gaining viewership for new productions that our Unicorns subsidiary is able to achieve for the Unicorn Hunters show. Our main SaaS competitors primarily include companies that offer project management software, time-tracking software or cloud-based team collaboration software. Our competitors may have greater access to financial and marketing resources than we do and/or, may be able to capitalize on brand recognition in ways that we may not be able to, or offer lower subscription fees with which we may not be able to compete.

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

Our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022, included an explanatory paragraph in their opinion that accompany our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by the debt obligations we are incurring pursuant to our debt offering, which obligations may deter investors from purchasing our equity or debt securities. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Our expansion places a significant strain on our management, operational, financial, and other resources.

We are rapidly and significantly expanding our global operations, including increasing our service offerings and scaling our infrastructure to support our TaaS, Unicorns and SaaS businesses. This expansion exacerbates the strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.

We may fail to increase the number of subscribers to our SaaS platform.

The number of subscribers on our SaaS platform contributes to our success. Our business and financial performance depends on our ability to add new customers while retaining existing subscribers. There are no assurances of continued subscriber growth, and the number of subscribers could be adversely affected by the following:

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

Our efforts to avoid or address any of these events may require us to incur substantial expenditure to modify or adapt our services or platforms. If we fail to retain or continue growing our user base, this will have a negative impact on our business and the price of our common stock.

Our legislative efforts to encourage SaaS sales may not prove to be successful, which will cause us to fail to recover the resources expended in our legislative efforts and could negatively impact our results of operations.

In 2018, Unicoin Inc. began hiring multiple state lobbyists to introduce legislation which would make transparent verification of billable hours mandatory for state contractors. Legislation has been submitted for consideration by legislators in 32 states. The legislation is not vendor-specific and works toward a common goal of eliminating over-billing and reducing fraud via transparency software similar to Unicoin Inc.’s SaaS offering. The government outreach and relations program and associated legislation is a distribution strategy that may result in an accelerated roll-out of Unicoin Inc.’s SaaS offering. However, due in part to the Covid-19 pandemic, many non-essential legislative priorities were put on hold by state legislators, slowing or stalling the progress of our proposed legislation. We cannot be assured that our proposed legislation will become enacted into law in any jurisdiction, nor can we be assured that such legislation would translate into sales of our SaaS products, and thus we are at risk of having allocated substantial resources to a marketing and distribution strategy that may not prove to be successful.

Our acquisition of ITSQuest contains a divestiture provision, which could cause a divestiture of ITSQuest and therefore a loss of the associated revenue to the Company.

The contingent divestiture clause in the ITSQuest agreement provided that, in the event that Unicoin Inc. did not conduct a registered public offering of its Common Stock (as defined therein) in which the Unicoin Inc. shares issued to ITSQuest pursuant to the agreement are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share (the “trigger event”), on or before December 31, 2022, Unicoin Inc. shall transfer to ITSQuest all of Unicoin Inc.’s rights, title and interest in ITSQuest, including ITSQuest equity as well as any Unicoin Inc. shares that remain subject to a holdback provision related to tax liabilities, thus completely divesting itself of all ownership in ITSQuest.

On December 28, 2022, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2024 (i.e., by an additional 24 months). In addition, the Amended SEA incorporated a second trigger event, also required to be achieved on or before December 31, 2024, whereby ITSQuest would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “Unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

As of the date hereof, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,279 thousand and $10,225 thousand, revenues of $16,708 thousand and $15,667 thousand, and generated gross margins of $3,133 thousand and $3,218 thousand as of and for the years ended December 31, 2023 and December 31, 2022, respectively.

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

We plan to require, as a fee for appearing on the Unicorn Hunters show, approximately 5% to 10% equity stakes (or options or warrants to acquire the same) in some or all the companies featured in future episodes. Any such equity acquired will be illiquid and may be difficult to value. When acquired, there will be no public market for such options or the shares underlying such options, and there can be no guarantee that a market for such securities will ever develop. If a secondary market or exit opportunity does develop, we cannot be assured that the price at which such securities can be sold will meaningfully contribute to shareholder value for Unicoin Inc. shareholders, or that such value will be in line with our estimates. Further, such securities may be held for the benefit of Unicoin token holders, and to the extent that shareholders of Unicoin Inc. do not also own Unicoins, such shareholders may not benefit from these securities positions at all.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in Unicoin Inc.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its financial statements that could not be prevented or detected on a timely basis. As of the year ended December 31, 2023, we have identified un-remediated material weaknesses in connection with our (i) entity-level controls (ii) information technology general controls and segregation of duties and (iii) equity accounting primarily related to issuance of stock to investors. This resulted from a lack of necessary business processes, internal controls, record retention policy, and adequate number of qualified personnel within our accounting function.

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

Statements contained in promotional videos and on our Unicorn Hunters show have erroneously stated the Unicoins are “registered with the SEC,” which statements are factually incorrect, as Unicoins have not yet been developed or registered, and Unicoin Rights have been sold only pursuant to exemptions from the SEC’s registration requirements, as described in this Annual Report on Form 10-K and in “Risks Related to Our Unicoin Offering” below. Such statements were the result of the misunderstanding of the registration process and the regulatory status of Unicoins and Unicoin Rights by the speakers of these statements. Despite the correct disclosure in the Company’s offering materials and other SEC filings, such incorrect statements could have material adverse effects on our company and its plans for the tokenization and launch of Unicoins. For example, although unintentional, such statements could be deemed to have been materially misleading statements regarding the characteristics of Unicoins and Unicoin Rights, thereby exposing the Company to possible enforcement action or civil actions by investors. Such actions could substantially delay our ability to register Unicoins for sale to the public in the future, or substantially delay our ability to list Unicoins on a digital asset exchange. Further, an adverse outcome in any such action could impose substantial financial penalties and consequences on the Company, which could have a material adverse impact on our financial condition or delay or prevent the successful public launch of Unicoins.

We accept payments for investments in our securities in the form of cryptocurrencies, including Bitcoin and Ether, which could cause the value of those investments to fluctuate.

The prices of blockchain assets such as Bitcoin and Ether have historically been subject to dramatic fluctuations and are highly volatile. Therefore, the value initially received upon an investment using cryptocurrencies could fluctuate, causing the value of such investments to be more or less than originally received as we hold onto such blockchain assets. The value of blockchain assets and fluctuations in the price of blockchain assets could materially and adversely affect our business and the value of an investment in our common stock.

We currently generate significant revenue from a limited number of key customers and the loss of any of our key customers may harm our business, results of operations and financial results.

A small number of customers account for a large share of our revenue. During the year ended December 31, 2023, one TAAS customer accounted for 15% of total revenues. During the year ended December 31, 2022, one Unicorns customer and one TAAS customers accounted for 17% and 10%, respectively, of total revenues.

TaaS contracts with these customers (similar to contracts with other TaaS customers) are for a duration of less than a year. Each contract is a straightforward time and materials arrangement to provide professional services with monthly billings. The Company’s TaaS operations could be adversely affected if management is not able to obtain significant new customers and retain existing customers.

Because of the nature of the Unicorns business, we expect that a relatively small number of customers will continue to account for a substantial portion of our Unicorns revenues for the foreseeable future. Unicorns contracts for the customers referenced above were both billed and recorded as revenue at the time the episode was distributed on the Unicorn Hunters website in accordance with Company’s accounting policy. There are no remaining episodes under contract to be distributed in relation to the Unicorns customers referenced above. Consideration from Unicorns customer is fixed at contract inception and has historically been received in one of two forms: 1) either a pre-determined number of stock options, warrants or shares or 2) options, warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Unicorns customers are generally smaller start-up companies which are not publicly traded. As noted elsewhere in the “Risk Factors,” there is no public market for such stock options and warrants or the shares underlying such options and warrants, and there can be no guaranty that a market for such securities will ever develop. Non-cash consideration from Unicorns customers is further discussed in the Critical Accounting Policies and Estimates section under Revenue Recognition in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Unicorns business is not dependent on renewal of existing contracts, instead it relies on management’s ability to successfully identify and contract with high-potential private businesses interested in the opportunity to “pitch” for payment of stock options or warrants (private equity).

There are multiple cryptocurrencies in various stages of development with the name Unicoin or a similar variant of Unicoin. Investors may be confused as to which cryptocurrency or digital asset is the one offered by the Company.

Despite the distinguishing characteristics of similarly named cryptocurrency projects, such as the “central bank cash reserve currency” being developed by the Digital Currency Monetary Authority (the “DCMA”), also called “Unicoin,” there remains a risk of investor confusion in the marketplace. We have had initial discussions about trademark coverage with the owner of the DCMA’s cryptocurrency, also call “Unicoin,” although we cannot guarantee that we will come to a favorable resolution with the DCMA on this issue and cannot determine its materiality at this time. Despite the different structure, target audience and features of the DCMA’s coin and other similarly named coins, there remains a risk that potential investors may select the wrong “Unicoin” when attempting to purchase Unicoins on an exchange after tokenization.

The Company’s business is exposed to the potential misuse of digital assets and malicious actors.

The security procedures and operational infrastructure of the Company and INX may be breached due to the actions of outside parties, error or malfeasance of an employee of the Company or INX, or otherwise, and, as a result, an unauthorized party may obtain access to the Company’s digital asset accounts, private keys, data or tokens. Additionally, outside parties may attempt to fraudulently induce employees of the Company or INX to disclose sensitive information in order to gain access to the infrastructure of the Company or INX. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of the Company’s digital assets account occurs, the market perception of the effectiveness of its security protocols could be harmed and the value of the Company’s common stock could be materially adversely affected. As an example, as discussed in Note 5, the Company concluded that certain digital assets were misappropriated by an unknown and unauthorized outside party that bypassed the Company’s security procedures and operational infrastructure. The Company is currently exploring its legal options; however, has determined it will not be able to recover those assets.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel, including co-founders Alex Konanykhin and Silvina Moschini, who would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot provide assurance that we will be successful in attracting and retaining such personnel.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, and several stockholders and their affiliated entities together beneficially own a majority of our outstanding common stock. In particular, as of December 31, 2023, Silvina Moschini, our Unicorns, Inc. Chief Executive Officer, and Alex Konanykhin, Chairman of the Board of Directors and our Chief Executive Officer, together beneficially own 74.92% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Certain provisions of our Bylaws provide our Chairman and Chief Executive Officer with control over the Board and grant them discretion over total director compensation.

Our Bylaws provide that our directors have no voting rights during their initial one-year term. As a result of this provision and recent director resignations, our Chairman and Chief Executive Officer is currently the only director with voting rights and thereby controls the Board. In addition, our Bylaws permit the Chairman and Chief Executive Officer, at his discretion, to pay bonuses to directors in recognition of their contributions to the growth of the Company. This provision may result in the Chairman and Chief Executive Officer granting a bonus to himself or to other directors, which gives them discretion over total compensation for each director.

Risks Related to our Unicoin Offering

Unicoins do not yet exist, and their terms have not yet been finalized.

 Unicoins are intended to have aspects of a security token, as well as aspects of a utility token within the Unicorn Hunters ecosystem. Unicoins, including the utility for which they will be used, are subject to modification by our management as we more fully explore the market opportunities, our need for capital, regulatory and legislative changes, and technological needs and limitations. The Company also reserves the right to issue Unicoins under a different name than now contemplated, in its discretion. We can make no assurances that any modifications or adjustments to our plan of operations for Unicoins will be more beneficial than our original intentions, and therefore the future value and/or utility of Unicoins may decline, which may impact the price of our common stock.

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

In general, under the Investment Company Act, a U.S. company that does not qualify to use one of the “private investment company” (or other specialized) exemptions from investment company status, that has made (or proposes to make) a public offering of its securities and that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities must register, and is subject to regulation, as an investment company under that Act. In addition, in general, investment company status may apply (again, unless a specialized exemption is available) because a company owns “investment securities” (essentially, non-controlling interests in other companies’ securities or controlling interests in companies that have the characteristics of an investment company) constituting more than 40% of the value of the investing company’s unconsolidated assets (disregarding U.S. government securities and “cash items”). The future activities of our Unicorn Hunters show, which is intended to develop a diversified portfolio of startup and emerging growth companies to support the value of Unicoins, is likely to cause us or one or more of our subsidiaries to be considered an investment company.

We may accept certain cryptocurrencies, such as Bitcoin (BTC), Ether (ETH), Litecoin (LTC) and USD Coin (USDC) among others, as payment for the purchase of Unicoins. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in custodial wallets through INX and/or $ have the characteristics of an investment company) constituting more than 40% of the value of its unconsolidated assets (disregarding U.S. government securities and “cash items”) and may therefore need to register and operate as an investment company.

If the Company were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business. The Investment Company Act contains substantive legal requirements that regulate the manner in which an “investment company” is permitted to conduct its business activities. If we or one of our subsidiaries are deemed to be, and are required to register as, an investment company under the Investment Company Act, our activities may be restricted, including limitations on our ability to borrow, limitations on our capital structure, limitations on our ability to issue additional common stock, restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments. In addition, we may have imposed upon us burdensome requirements, including compliance with governance, reporting, record keeping, voting, proxy disclosure and other statutory requirements and related rules and regulations. If and when we are deemed to be an investment company, we would need to arrange our structure and future operations accordingly in order to comply with the foregoing restrictions and requirements. Compliance with the requirements of the Investment Company Act applicable to registered investment companies will add significant costs to our operations and could have a negative impact on our consolidated revenues and cost of operations. If we were ever deemed to be in noncompliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business and the price of our common stock.

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

We believe that the value of Unicoins will be influenced by the supply of Unicoins, the market’s perception of the Unicoin’s value and the liquidity for Unicoins on a secondary market, as well as the success of Unicorn Hunters and the development of a diversified portfolio of interests in promising companies and other assets, which will support the value proposition of Unicoins. The original purchase price of certificates evidencing the right to receive Unicoins and the underlying Unicoins may not be indicative of the market price of Unicoins after they have been made available for trading on a market. There is also no assurance that the market price of Unicoins will not decline below their original purchase price.

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

If we discover errors or unexpected functionalities in the Unicoin smart contract after it has been deployed, we may make a determination that the Unicoin smart contract is defective and that its use should be discontinued. Although we intend to replace the Unicoins and the Unicoin smart contract with a new token using a new smart contract, we may be required to take certain measures, such as freezing digital wallet addresses so that such wallets cannot transfer Unicoins, which may disrupt trading in Unicoins. Such a determination and our subsequent deployment of a new smart contract and replacement token could have a material effect on the value of any investment in our business.

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

Because we rely on third-party blockchain technologies, users of our platform could be subject to blockchain protocol risks.

Reliance upon other third-party blockchain technologies to create our platform subjects us and our customers to the risk of ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the providers’ blockchain protocol, which may cause our platform to malfunction or function in an unexpected manner, including, but not limited to, slowdown or complete cessation in functionality of the platform.

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

We plan, through our Unicorns, Inc. subsidiary and the Unicorn Hunters show, to develop a diversified portfolio of equity interests in private companies that we believe have the potential to reach a valuation of $1 billion or more. Our intent is to liquidate such positions for a gain, when such companies achieve a liquidity event, such as through a public offering, listing, merger or otherwise. Upon a liquidity event and divestiture of any such holdings, we plan to distribute net proceeds to holders of Unicoins and/or shareholders of Unicoin Inc., in amounts and allocation percentages that remain unknown and undecided at this time. There can be no assurance that any of such portfolio companies will achieve a liquidity event, or that we will be successful in developing a diversified portfolio, or that any such liquidity event will allow us to achieve a net gain. Therefore, our ability to pay distributions to holders of Unicoins in any form (i.e., cash, additional Unicoins or a combination of both) is highly uncertain at this time, and we may not be able to make such distributions at all. Further, we can give no assurance that the company can accurately predict the future value of any portfolio company. In such case, the value of Unicoins could be materially negatively impacted, and harm to our reputation could occur.

There is currently no trading market for Unicoins and we cannot ensure that a liquid market will occur or be sustainable.

As of the date of this Annual Report on Form 10-K, Unicoins have not yet been developed or released into the market, and there is therefore no public market for Unicoins or for the Certificates. There can be no assurance that there will be an active market for Unicoins in the future, whether on a registered securities exchange or alternative trading system (“ATS”) that has accepted Unicoins for trading or quotation, or elsewhere. We intend to use the self-custodial services of MetaMask wallets to trade our Unicoins on INX, with Unicoins held in a MetaMask wallet attached to our INX account, although there is significant uncertainty as to whether Unicoins will or may be traded on any trading platform, whether within or outside the United States.

We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business. We may need to compensate consultants with cash and/or Unicoins. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on Unicoin trading volume.

We have taken advantage of certain exemptions to the registration requirements of the Securities and Exchange Commission when selling our securities, including rights to acquire Unicoins, and any failure to adhere to the requirements of such exemptions could adversely affect our ability to raise future capital and could subject us to significant penalties, which could have a material adverse impact on our financial condition and ability to continue operations.

The Company has offered Unicoin Right Certificates with terms and conditions which are set forth in a confidential private placement memorandum initially dated February 2022, and a confidential private placement memorandum for an offering through INX Securities dated February 2024 (collectively, “the Private Offering”). The Private Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder. Each U.S. domiciled investor in Unicoin Rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act, and a sale to each non-U.S. domiciled investor in Unicoin Rights must comply with Regulation S of the Securities Act.

We do not plan to register the Private Offering with either the U.S. Securities and Exchange Commission or any state securities commission. Rather, we will rely on the private offering exemptions from registration provided by Section 4(a)(2) of the Act, and/or the safe harbor provided by Rule 506(c) of Regulation D, as well as Regulation S promulgated thereunder and applicable state exemptions or notice filing provisions related to private offerings. Additionally, should the SEC determine that the offering was or is not in compliance with Section 4(a)(2), the Company could be forced to refund all purchases by investors, which could occur after the Company has sold Unicoin Rights and spent some or all of the proceeds of the offering. Penalties could also be imposed, which may be significant. In such an event, holders of Unicoins of Unicoin Rights could lose some or all of their investment. Such actions could substantially delay our ability to register Unicoins for sale to the public in the future, or substantially delay our ability to list Unicoins on a digital asset exchange. Further, an adverse outcome in any such action could impose substantial financial penalties and consequences on the Company, which could have a material adverse impact on our financial condition or delay or prevent the successful public launch of Unicoins.

For example, our failure to comply with the applicable exemptions could cause the Company and its officers and directors to be labeled as “Bad Actors,” which will prohibit the Company and such persons from being involved in future private placements for 10 years or more. Such a penalty will have a material adverse impact on our ability to raise additional capital in unregistered offerings, which could adversely impact our financial condition or delay or prevent the successful public launch of Unicoins.

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

If we discover errors or unexpected functionalities in the Unicoin smart contract after it has been deployed, we may make a determination that the Unicoin smart contract is defective and that its use should be discontinued. We may be required to take certain measures, such as freezing digital wallet addresses so that such wallets cannot transfer Unicoins, which may disrupt trading in Unicoins. Such a determination and our subsequent deployment of a new smart contract and replacement token could have a material effect on the value of any investment in our common stock or our business.

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

The security and integrity of blockchain assets, including the value ascribed to blockchain assets, relies on the integrity of the underlying blockchain networks. We currently plan to issue Unicoins as an ERC1404 blockchain asset that is programmed using a smart contract that is compatible with the Ethereum blockchain. As the Unicoin has not yet been tokenized, it remains uncertain which blockchain standard will ultimately be utilized, while the ERC-20 standard was originally contemplated. While the Company believes that Ethereum may be a suitable blockchain for Unicoin, further technological and regulatory developments prior to the tokenization of Unicoin may result in the Company selecting a different blockchain. Therefore, based upon the available technologies and the Company’s needs at the time of tokenization, a standard will be selected at a later date. The development cost of Unicoin is currently estimated by the Company to be approximately $500 thousand, based upon bids submitted by blockchain developers. Transfer costs will include exchange fees of the individual exchanges on which Unicoin may be traded. To ensure compliance with federal securities laws, it is the Company’s intention to register the Unicoins as securities via an appropriate registration statement, prior to their inclusion on any U.S. exchange. By “U.S. Exchanges,” we mean an available exchange where security tokens may be legally traded in a secondary market, such as a registered Alternative Trading System (“ATS”). Examples of ATSs that may be available to us include INX, tZERO ATS, LLC, and Securitize Markets ATS.

The Company has begun exploring possible service providers and exchanges who can assist with the tokenization of Unicoins and eventual launch, but has not yet begun actual technological development or coding of the tokens. The Company believes that technical development can be completed relatively quickly, often by the selected exchanges themselves, assuming regulatory readiness for launch, and hopes to complete this process during the first half of calendar year 2024. Neither the Unicoin Rights nor the tokenized Unicoins will grant any intellectual property rights to holders.

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

Regulation of the trading of blockchain assets has evolved significantly over the past year. On November 16, 2018, the Division of Corporation Finance, Division of Investment Management, and Division of Trading and Markets issued the Statement on Digital Asset Securities Issuance and Trading, confirming the applicability of the federal securities law framework to new and emerging technologies, such as blockchain assets. The Statement summarized the SEC’s stance on actors and institutions that sell security tokens in initial offerings or develop and facilitate the secondary market for security tokens, which is that market participants must still adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain. Although the Statement provides additional guidance to participants in the blockchain asset marketplace, in general the regulation of blockchain assets under the current regulatory framework applicable to currencies or securities remains in its early stages and is subject to uncertainty.

In addition, various legislative and executive bodies in the United States and in other countries have shown that they intend to adopt legislation to regulate the sale and use of blockchain assets. Such legislation may vary significantly among jurisdictions, which may subject participants in the blockchain trading marketplace to different and perhaps contradictory requirements. As of March 2023, thirty-nine states, Puerto Rico and the District of Columbia have addressed legislation regarding cryptocurrency, digital or virtual currencies and other digital assets in the 2023 legislative session, according to the National Conference of State Legislators.

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

Risks Related to Our Industry

We rely upon the internet infrastructure, cloud service providers and telecommunications networks in the markets in which we operate.

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

Certain digital assets held by us have previously been stored on Coinbase. We believe that the security procedures that Coinbase utilizes, such as dual authentication security, secured facilities, segregated accounts and cold storage, are reasonably designed to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by us. In addition, Coinbase’s limited liability under its services agreement with us may limit our ability to recover losses relating to our digital assets. If such digital assets are lost, stolen or destroyed under circumstances rendering a third party liable to us, it is possible that the responsible third party may not have the financial resources or insurance sufficient to satisfy any or all of our claims against the third party, or have the ability to retrieve, restore or replace the lost, stolen or destroyed digital assets due to governing network protocols and the strength of the cryptographic systems associated with such digital assets. To the extent that we are unable to recover on any of our claims against any such third party, such loss could have a material adverse effect on our business, financial condition, and results of operations.

The popularity of content is difficult to predict and can change rapidly, and low public acceptance of the Unicorn Hunters show could adversely affect our results of operations.

The anticipated revenues derived from the sale, distribution and licensing of television and streaming programming, and our ability to acquire our desired portfolio of private equities, depend primarily on widespread public acceptance of the Unicorn Hunters show, which is difficult to predict and can change rapidly. We have invested and must continue to invest substantial amounts in the production and marketing of the Unicorn Hunters show before we learn whether it will reach anticipated levels of popularity with consumers and potential investors. The popularity of the Unicorn Hunters show depends on many factors, only some of which are within our control. Examples include the popularity, quality and amount of competing content (including, in addition to traditional competitors in media and entertainment, locally-produced content internationally and other business-related programming, some of which have large and growing subscriber/user bases and are significantly increasing their programming investments), our ability to maintain or develop strong brand awareness and target key audiences, and our ability to successfully anticipate (and timely adapt to) changes in consumer tastes in the many countries and territories in which we operate. Low public acceptance of the Unicorn Hunters could adversely affect its results of operations and therefore the overall value of Unicoin Inc.

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

If we are unable to develop enhancements to and new features for our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to seamlessly integrate all of our service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely manner. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.

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

Our operating results have and will significantly fluctuate, including due to the highly volatile nature of crypto.

Due to the highly volatile nature of the cryptoeconomy and the prices of crypto assets, which have experienced and continue to experience significant volatility, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptoeconomy. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control.

In view of the rapidly evolving nature of our business and the cryptoeconomy, periodic comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors, which may impact the price of our common stock significantly.

Due to unfamiliarity and some negative publicity associated with crypto asset platforms, confidence or interest in crypto asset companies may decline.

Crypto asset companies are relatively new. Many of our competitors are unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, customers and the general public may lose confidence or interest in crypto asset companies, similar to us.

Since the inception of the cryptoeconomy, numerous crypto asset companies have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these companies were not compensated or made whole for their losses. Similar companies like us are more appealing targets for hackers and malware, and may also be more likely to be targets of regulatory enforcement actions. For example, in May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. Most recently the collapse of FTX in the fourth quarter of 2022 drove additional credit related bankruptcies. These events, among others, contributed to an overall market capitalization decline and resulted in a loss of confidence in the broader cryptoeconomy, adverse reputational impact to crypto asset companies, increased negative publicity surrounding crypto more broadly, heightened scrutiny by regulators and lawmakers and a call for increased regulations of crypto assets and crypto asset companies.

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

Other Risk Factors

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

As a public company, we are subject to certain reporting requirements, including those of the Exchange Act, which require that we timely file annual, quarterly and current reports with respect to our business and financial condition. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures and internal control over financial reporting among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer deemed an “emerging growth company” or “smaller reporting company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems. Compliance with these rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

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

ITEM 1C.	CYBERSECURITY

We operate in the technology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft, fraud, violation of privacy laws, other litigation and legal risk, and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use various tools and methodologies to manage cybersecurity risks that are tested on a regular cadence to the best of our ability.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, research, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, future lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, and reputational harm.

Our Chief Information Officer works with others in our information technology department (IT) to assess any reasonably foreseeable internal and external risks to our information systems, including the likelihood of malware, ransomware, cyber espionage, and any other cybersecurity threats. Through these risk assessments, management seeks to determine the likelihood of, and potential damage that could result from, such risks, and the sufficiency of existing systems and safeguards in place to manage them. Our IT continually monitors our systems for any attempted unauthorized entries or breaches. Information gathered from these processes enables our IT to make any necessary adjustments to our systems and address any identified gaps in existing safeguards.

Our IT also provides guidance and support with respect to protecting our information systems from these various threats.

The Company is currently in the process of implementing a more formalized cybersecurity program.

Item 2.	DESCRIPTION OF PROPERTY

The Company has facilities in Nevada, New York, California, New Mexico, Texas and Florida. These facilities have leases that expire on various dates through 2028 and are subject to periodic changes. We believe that our existing facilities are well-maintained and in good operating condition.

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

(b) Holders.

As of the date of this Annual Report on Form 10-K, there are approximately 4,223 holders of our Common Stock.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

(d) Issuer Purchase of Equity Securities

None.

(e) Recent Sales of Unregistered Equity Securities

Capital Raising Transactions - Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 7/31/21	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 11/30/21	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 12/31/22	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities - ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates	Exemption
$0.19	6,500,000	11/25/20	Section 4(a)(2)
$0.39	1,500,000	12/28/22*	Section 4(a)(2)

*	Out of the initial 3,500,000 shares subject to the holdback provision, the Company released 1,500,000 shares on December 28, 2022, pursuant to the amended Share Exchange Agreement, as discussed in Note 13 – Related Party Transactions of “Notes to Consolidated Financial Statements”. As of the day of this Annual Report on Form 10-K, 2,000,000 shares remain subject to the holdback provision, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition.

Capital Raising Transaction - Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through December 31, 2023 are as follows:

Minimum Price	Total Amount Sold		Interest Rate	Dates	Exemption
$1,000	$1,229,000	*	20.0%	6/3/21 to 12/31/21	Rule 506(c); Reg. S
$1,000	$80,100		20.0%	1/26/22 to 12/31/22	Rule 506(c); Reg. S
$1,000	136,000		20.0%	4/17/23 to 7/31/23	Rule 506(c); Reg. S

*	Through the day of this Annual Report on Form 10-K, the outstanding balance on these Unsecured Notes amounts to $265 thousand.

Capital Raising Transaction - Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive Unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to accredited investors or issued to service providers through the day of this Annual Report on Form 10-K are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.01	1,384,552,000	2/24/22 to 3/28/24	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/28/24	Rule 506(c); Reg. S
$0.03	36,400,000	3/1/24 to 3/28/24	Rule 506(c); Reg. S
$0.05	54,979,000	3/12/22 to 3/28/24	Rule 506(c); Reg. S
$0.05	237,521,260	5/1/23 to 3/28/24	Rule 506(c); Reg. S
$0.055	29,892,260	9/1/22 to 3/28/24	Rule 506(c); Reg. S
$0.07	12,780,000	4/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.08	325,000	4/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.089	30,594,947	12/1/22 to 3/28/24	Rule 506(c); Reg. S
$0.10	125,423,334	3/18/22 to 3/28/24	Rule 506(c); Reg. S
$0.101	7,192,706	3/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.11	280,000	4/1/23 to 6/30/23	Rule 506(c); Reg. S
$0.12	104,000	5/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.122	6,628,606	6/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.14	500,000	4/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.15	1,667	3/1/24 to 3/28/24	Rule 506(c); Reg. S
$0.20	10,080,395	9/8/22 to 3/28/24	Rule 506(c); Reg. S
$0.35	150,000	6/1/23 to 6/30/23	Rule 506(c); Reg. S
$0.36	1,746,497	3/1/24 to 3/28/24	Rule 506(c); Reg. S
$0.373	3,804,607	9/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.40	4,584,417	11/2/22 to 5/31/23	Rule 506(c); Reg. S
$0.459	1,060,203	10/31/23 to 3/28/24	Rule 506(c); Reg. S
$0.50	8,688,579	3/1/23 to 3/28/24	Rule 506(c); Reg. S

*	The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin Rights issued at the specified price.
**	Unicoin Rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin Rights Financing Obligation for details regarding the issuance of those Unicoin Rights.
***	The date represents when the Unicoin Right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Pursuant to the five-year deferred payment plan and ten-year prepaid plan discussed in Note 7 – Unicoin Rights Financing Obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K, we are reporting the following transactions up to the date of this report:

-	Five-Year Deferred Payment Plan – through the date hereof, investors signed agreements to purchase 3,101 million.

-	Ten-Year Prepaid Plan – through the date hereof, investors paid have paid $1,946 thousand for the future purchase of Unicoins pursuant to the ten-year plan.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

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

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS (Software-as-a-Service) software business which provides for simple and seamless monitoring and management of remote or work-from-home employees. Unicoin Inc. has also launched a security token project in early 2022, as a complementary business to its Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, Unicoin Inc. wholly owns one Talent-as-a-Service (“TaaS”) operating company and platform: SheWorks! In June 2023, Unicoin Inc. merged Yandiki, previously the Company’s second TaaS operating company, into the SheWorks! operating company. As a holding company, Unicoin Inc. is also the majority owner of a traditional staffing agency, ITSQuest, with a regional presence in the U.S. Southwest. Finally, as a holding company, Unicoin Inc. also became the majority owner in 2021 of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

Unicoin Inc. is developing a security token called Unicoins, whose value is intended to be supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired from non-show participants for other services. Such equity positions may be held in the Fund, to facilitate proper management of the asset portfolio. The Unicoins will have a utility function in what is referred to as the “Unicorn Hunters Ecosystem,” in that holders may use Unicoins to purchase media inventory at our discounted rate. The Company plans to purchase media inventory and resell it to Unicoin holders in exchange for Unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory and allowing to retain a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis and have not been predetermined. The Company expects that when equity positions held in the Fund are liquidated through a liquidity event, a specified portion of the resulting proceeds will be distributed to holders of Unicoins.

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

Global Pandemic Conditions

The coronavirus pandemic has given rise to increased remote work for millions of companies around the world. In light of the major shift to home office models without protocols, our platform was designed to increase remote workers’ productivity, protect client budgets from overbilling, allow coordination and monitoring of their remote workforce and provide real-time information on the cost and status of all tasks and projects. However, going forward, we expect our remote workforce management business to produce lower returns than those we deem achievable through Unicorn Hunters and Unicoin. Accordingly, we plan to wind down our SaaS and TaaS services as our primary business segments beginning in 2024. Phasing out by attrition cannot be planned with precision, as it depends on the client’s decision to discontinue use of our services. As we don’t make efforts to replace the departing clients, such attrition will eventually phase out our remote workforce management operations, with the exception of ITSQuest. No plans have been made to dispose of ITSQuest, as such decision depends on its respective financial performance. If profitable, it may remain a profit-generating unit in our portfolio of assets indefinitely. We intend to focus our efforts to make Unicorn Hunters the most widely watched business show in the business media markets and worldwide entertainment, while generating value for Unicoin Inc. shareholders through equity acquisitions and syndication, sales of preferred-access memberships, advertisement and merchandising revenues.

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

Dynamic and Evolving Technology

The ability to respond in time to technology trends and new developments is a key determinant of our business and operational performance. We have a clearly focused technology roadmap, combined with the forward-looking outlook of the Unicorn Hunters show, that introduces new functionality and features from our audience, thereby ensuring a dynamic and evolving experience. We believe this will widen our platform’s appeal to new customers, while expanding our potential opportunities for investment, resulting in greater revenue growth.

Business Acquisitions

ITSQuest, Inc.

We acquired ITSQuest as an information technology staffing company, providing staffing services and solutions.

Total consideration paid on closing date was $3,800 thousand. Equity sources of funding included 10,000,000 shares of the Company’s common stock to the Sellers at a value of $1,900 thousand and an estimated contingent divestiture feature at a value of $1,900 thousand. As of the closing date, ITSQuest was responsible for an outstanding tax liability in the amount of $4,390 thousand. As result of the tax liability, under the Share Exchange Agreement (“SEA”), the Company withheld in reserve 3,500,000 of the 10,000,000 shares of common stock until the tax liability has been settled. These shares have been held in reserve and subject to an agreed-upon Escrow Agreement.

The contingent divestiture clause provided that, in the event that Unicoin Inc. did not conduct a registered public offering of its Common Stock (as defined therein) in which the Unicoin Inc. shares issued to ITSQuest pursuant to the agreement are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share (the “trigger event”), on or before December 31, 2022, Unicoin Inc. shall transfer to ITSQuest all of Unicoin Inc.’s rights, title and interest in ITSQuest, including ITSQuest equity as well as any Unicoin Inc. shares that remain subject to a holdback provision regarding tax liabilities, thus completely divesting itself of all ownership in ITSQuest.

On December 28, 2022, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2024 (i.e., by an additional 24 months). In addition, the Amended SEA incorporated a second trigger event, also required to be achieved on or before December 31, 2024, whereby ITSQuest would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “Unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

As consideration for the Amended SEA, 1,500,000 of the Company’s shares previously held in escrow, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition, were released to the sellers of ITSQuest and 20,000,000 Unicoin Rights (i.e., 10,000,000 to each of the two prior ITSQuest owners) were issued upon its execution.

As of the closing date, ITSQuest was responsible for an outstanding tax liability in the amount of $4,390 thousand. As result of the tax liability, under the Share Exchange Agreement (“SEA”), the Company withheld in reserve 3,500,000 of the 10,000,000 shares of common stock until the liability has been settled. After release of the aforementioned shares held in escrow upon signing the Amended SEA, 2,000,000 shares of common stock remain in reserve and subject to a holdback provision regarding tax liabilities.

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

As of the date hereof, as a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,279 thousand and $10,225 thousand, revenues of $16,708 thousand and $15,667 thousand, and generated gross margins of $3,133 thousand and $3,218 thousand as of and for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Unicorns, Inc.

The Company is the majority owner in Unicorns. The following table summarizes Unicorns stockholders and their respective interest as of December 31, 2023 and April 1, 2024:

Shareholder Name	Issue Date	No. of Shares Outstanding		Percentage Owned		Relationship of Shareholder
		December 31, 2023	April 1, 2024	December 31, 2023	April 1, 2024
Unicoin, Inc.	April 8, 2021	50,000,001	57,500,001	66.67%	71.88%	Majority Owner
Alex Konanykhin	April 8, 2021	5,000,000	5,000,000	6.67%	6.25%	Unicoin’s Chairman and Chief Executive Officer
Silvina Moschini	April 8, 2021	5,000,000	5,000,000	6.67%	6.25%	Current Unicorns Chief Executive Officer
Moe Vela	April 8, 2021	7,500,000	-	10.00%	0.00%	Former Director of Unicoin’s Board
Craig Plestis	April 8, 2021	5,000,000	5,000,000	6.67%	6.25%	Executive Producer of Unicorn Hunters
Andrew Winn	April 8, 2021	2,500,000	2,500,000	3.33%	3.12%	Unicoin’s Chief Financial Offier
Chris Wagner	February 21, 2024	-	5,000,000	0.00%	6.25%	Executive Producer of Unicorn Hunters

Major operations in Unicorns were initiated after the year ended December 31, 2020. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. The revenue consideration from Unicorns customers is fixed at contract inception and has historically been received in one of two forms: 1) either a pre-determined number stock options, warrants or shares or 2) options or warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. As of the date hereof, we have collected securities as payment for Unicorns services from all but one show participant who have been charged a fee. The total receivable from this participant whose episode was released on December 4, 2023 amounted to $1,510 thousand.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the consolidated statements of operations for fiscal 2023 and fiscal 2022 from our consolidated financial statements, respectively. Furthermore, our consolidated statements of operations include the post-acquisition period activity for Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
	2023	% of Total Revenue	2022	% of Total Revenue
Revenues:
Staffing revenues	$19,424,953	93%	$18,840,500	81%
Subscription revenues	12,616	-	20,463	-
Unicorns revenues	1,512,293	7%	4,353,000	19%
Total Revenues	20,949,862	100%	23,213,963	100%
Cost of Revenues:
Staffing cost of revenues	15,571,071	74%	14,483,080	62%
Subscription cost of revenues	-	-	206	-
Unicorns cost of revenues	34,634	0%	5,956,932	26%
Total Cost of Revenues	15,605,705	74%	20,440,218	88%
GROSS PROFIT	5,344,157	26%	2,773,745	12%
OPERATING COSTS AND EXPENSES
General and administrative	37,699,135	180%	16,467,231	71%
Sales and marketing	6,009,692	29%	17,832,102	77%
Research and development	1,843	-	458,327	2%
Cost of contract amendment	-	-	1,780,000	8%
TOTAL OPERATING COSTS AND EXPENSES	43,710,670	209%	36,537,660	157%
LOSS FROM OPERATIONS	(38,366,513)	(183)%	(33,763,915)	(145)%
Interest income (expense), net	(310,275)	(1)%	(196,142)	(1)%
Other income (expense), net	356,800	2%	(3,493)	-
LOSS BEFORE INCOME TAXES	(38,319,988)	(183)%	(33,963,550)	(146)%
Income tax expense	581,245	3%	(163,769)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(37,738,743)	(180)%	(34,127,319)	(147)%
Less: net loss attributable to the noncontrolling interest	1,066,275	5%	(1,503,463)	(6)%
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(38,805,018)	(185)%	$(32,623,856)	(141)%

Revenues

The following table presents our revenue for the periods indicated.

	Year ended December 31,
	2023	2022	Change ($)	Change (%)
TAAS revenues	$19,424,953	$18,840,500	$584,453	3%
SAAS revenues	12,616	20,463	(7,847)	(38)%
Unicorns revenues	1,512,293	4,353,000	(2,840,707)	(65)%
Total Revenues	$20,949,862	$23,213,963	$(2,264,101)	(10)%

Total revenues decreased by $2,264 thousand, or 10%, to $20,950 thousand in 2023.

TaaS. TAAS revenues increased by $584 thousand, or 3%, to $19,425 thousand in 2023 and comprised 93% of our total revenues. The increase was primarily due to increase in ITSQuest related revenues of $1,041 thousand, or 7% to $16,708 thousand, partially offset by a decrease in Shework related revenue of $438 thousand, or 19% to $2,717 thousand. The increase in ITSQuest was mainly driven by government customers.

SaaS. Subscription revenues decreased by $8 thousand, or 38% to $13 thousand in 2023. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorns revenues decreased by $2,841 thousand, or 65%, to $1,512 thousand in 2023 and comprised 7% of our total revenues. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. Unicorns revenues of $1,512 thousand for the year ended December 31, 2023, corresponded to one revenue generating episodes that was distributed in December 2023. Unicorns revenues of $4,353 thousand for the year ended December 31, 2022, corresponded to the three revenue generating episodes that were distributed in January 2022, February 2022 and August 2022.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Year ended December 31,
	2023	2022	Change ($)	Change (%)
TAAS cost of revenues	$15,571,071	14,483,080	1,087,991	8%
SAAS cost of revenues	-	206	(206)	(100)%
Unicorns cost of revenues	34,634	5,956,932	(5,922,298)	(99)%
Total Cost of Revenues	$15,605,705	$20,440,218	$(4,834,513)	(24)%

Total cost of revenues decreased by $4,835 thousand, or 24%, to $15,606 thousand in 2023.

TaaS. TAAS cost of revenues increased by $1,088 thousand, or 8%, to $15,571 thousand. The increase was mainly due to a proportional increase in TAAS revenues.

Unicorns. Unicorns cost of revenues for the year ended December 31, 2023 was $35 thousand, compared to $5,957 thousand for the year ended December 31, 2022. The one revenue generating Unicorn Hunters episode released in the year ended December 31, 2023 was produced in the previous year. Unicorn Hunters produced six episodes during the year ended December 31, 2022. Per the accounting policy, Unicorns capitalizes production costs, to the extent the Company expects to recover such costs. Any such capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. The Company did not capitalize any costs of revenues for the years ended December 31, 2023 and 2022, in relation to any undistributed episodes, based on the uncertainty as to whether the costs of such episodes was recoverable during the Company’s start-up phase.

General and administrative

General and administrative expenses increased by $21,231 thousand, or 129%, to $37,699 thousand in 2023. During the year ended 2023, investors under the five-year deferred payment plan paid installments using previously acquired Unicoin Rights as consideration. The difference between the fair value of the Unicoin Rights as of the time of payment compared to the initial acquisition cost of such, resulted in the recognition of a transaction loss for the Company which was recorded within the general and administrative line item, which amounted to $12,284 thousand during the year ended December 31, 2023. In addition, the increase in general and administrative expenses was also due to the increase in services paid in Unicoin Rights of $11,739 thousand. These increases were partially offset by a decrease in travel and conference costs of $1,429 thousand.

Sales and marketing

Sales and marketing expenses decreased by $11,822 thousand, or 66%, to $6,010 thousand in 2023. The decrease was primarily due to decrease in advertising and marketing services including expense paid by issuing Unicoin Rights of $12,210 thousand during the year ended December 31, 2023.

Research and development

Research and development expenses decreased by $457 thousand, or 100%, to $2 thousand. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Cost of contract amendment

The Company did not incur contract amendment expense for the year ended December 31, 2023, compared to $1,780 thousand, for the year ended December 31, 2022. This cost reflects the fair value of the consideration given to the former owners of ITSQuest in exchange for amending the contingent divestiture provision, as discussed in Note 7 – Unicoin Rights Financing Obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K.

Interest income (expense), net

Interest income (expense), net increased by $114 thousand to $310 thousand for the year ended December 31, 2023.

Provision for Income Taxes

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
Income tax benefit (expense)	$581,245	$(163,769)	$745,014	(455)%
Effective tax rate	1.52%	(0.48)%

Income tax benefit (expense) was $581 thousand for the year ended December 31, 2023, compared to $(164) thousand for the year ended December 31, 2022. The Company’s effective tax rate was 1.52% and (0.48)% during the years ended December 31, 2023 and 2022, respectively. During such years, the Company recorded a full valuation allowance against its otherwise recognizable deferred income tax assets, except for deferred taxes related to ITSQuest, a majority owned company. The Company’s deferred tax assets principally result from net operating loss carryforwards.

Net income (losses) attributable to the noncontrolling interest

Net income attributable to the noncontrolling interest increased by $2,570 thousand, or 171%, to $1,066 thousand for the year ended December 31, 2023. Our noncontrolling interest partners in ITSQuest were allocated income of $565 thousand and $239 thousand for the years ended December 31, 2023 and 2022, respectively. Our noncontrolling interest partners in Unicorns were allocated income of $501 thousand and loss of ($1,742) thousand for the years ended December 31, 2023 and 2022, respectively. As of both December 31, 2023 and 2022, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $6,462 thousand available as of December 31, 2023. Based on currently available capital resources (cash and cash equivalents on hand as of December 31, 2023), we estimate that at our current cash “burn rate”, the Company will not be able to operate for more than four months. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $12,591 thousand. For the period from January 1, 2024 through the date of this Annual Report on Form 10-K, we have received cash funding of $603 thousand, all from issuances of Unicoin Rights, which may be used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the Unicoin is not developed and launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2023, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the Unicoin has been resolved.

From January 1, 2023 through December 31, 2023, the Company issued 1.8 billion rights to receive Unicoins (“Unicoin Rights”) to investors and service providers in exchange of consideration consisting of cash ($32,839 thousand) and operating expenses paid with Unicoin Rights ($14,218 thousand) amounting to approximately $47,057 thousand.

Through December 31, 2023, the Company has recorded a financing obligation of $84.7 million associated with Unicoin Rights issued to date which represents the Company’s estimate of what it would be obligated to pay in the event the Unicoin is never developed and launched. Although it is the Company’s intention to ultimately develop and launch the Unicoin and settle Unicoin Rights obligations by issuing Unicoins to rights holders, there are aspects of the development and launch process, including certain regulatory approvals of the Unicoin, that may be outside of the Company’s control. If the Company fails to develop and launch the Unicoin, its intent would be to pay for the Unicoin Rights financing obligations using cash flows from its existing operations and/or through future debt or equity financing. In order to be able to pay the financing obligation using cash from operations or to achieve financing at terms acceptable to the Company, the Company will have to achieve substantial additional revenue growth and positive cash flows from operations or achieve substantial growth in its existing private company investment values and experience one or more exits or other liquidity transactions associated with its private company investments. There can be no assurance that the Company will achieve these successes prior to events or circumstances that lead to a future conclusion that the Unicoin will not be able to be developed and launched. If one or more of these factors leading to positive growth in the Company’s liquid resources do not occur prior to a conclusion that the Company will fail to develop and launch the Unicoin, the financing obligation to holders of Unicoin Rights may need to be settled for a fraction of the recorded obligation, or in the worst case, there may be no funds available to settle the obligation.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its consolidated balance sheets with no change in the assets’ measurement. Accordingly, the Company records the receivable on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of December 31, 2023 and 2022, the Company recorded a liability of $312 thousand and $653 thousand, respectively, towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, the Company incurred $71 thousand and $74 thousand in factoring fee expense, respectively.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production-related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,430 thousand and $26,395 thousand as of December 31, 2023 and December 31, 2022, respectively. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

Year Ended December 31, 2023 compared with Year Ended December 31, 2022

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022
Cash flows used in continuing operations:
Net cash used in operating activities	$(26,406)	$(24,023)
Net cash provided by investing activities	-	187
Net cash provided by financing activities	31,346	23,486
Net increase (decrease) in cash and cash equivalents	$4,940	$(351)

Cash Used in Operating Activities

Cash flows used in operating activities increased by $2,383 thousand to ($26,406) thousand for the year ended December 31, 2023, compared to ($24,023) thousand for the year ended December 31, 2022. Net cash used in operating activities for the year ended December 31, 2023, was due to our net loss of ($37,739) thousand, offset by non-cash items of $13,861 thousand and a decrease in operating assets and liabilities of ($2,528) thousand. Net cash used in operating activities for the year ended December 31, 2022, was due to our net loss of ($34,127) thousand, offset by non-cash items of $11,314 thousand and a decrease in operating assets and liabilities of (1,209) thousand.

The operating activities section of the statement of cash flow for the year ended December 31, 2023 includes a $14,218 thousand non-cash adjustment to net loss for operating expenses incurred and paid for with the issuance of Unicoin Rights. These Unicoin Rights were issued in exchange for professional services such as from advertisers, marketers, influencers and other general vendors. The contracts with marketers, advertisers and other general vendors were payable either in cash or Unicoin Rights. The contracts with influencers were only payable with Unicoin Rights. If the practice of issuing Unicoin Rights in exchange of professional services is discontinued, the Company would have to perform additional fundraising activities to continue the same level of marketing, advertising and influencer activities required to successfully develop and launch Unicoins.

Cash Provided by Investing Activities

Net cash flows provided by investing activities decreased by $187 thousand to $0 thousand for the year ended December 31, 2023, compared to net cash flows provided by investing activities of $187 thousand for the year ended December 31, 2022. For the year ended December 31, 2022, the Company obtained proceeds from the sale of digital assets of $236 thousand, partially offset by net purchases of property and equipment of ($49) thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities increased by $7,860 thousand to $31,346 thousand for the year ended December 31, 2023, compared to $23,486 thousand for the year ended December 31, 2022. The increase in net cash provided by financing activities was mainly due to an increase of proceeds from the issuance of Unicoin Rights of $10,293 thousand, partially offset by a decrease in proceeds from sales of common stock of ($1,434) thousand.

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

The Company incurred net losses of $37,739 thousand and $34,127 thousand and used cash in operating activities of $26,406 thousand and $24,023 thousand for the years ended December 31, 2023 and 2022 and had an accumulated deficit of $131,048 thousand and $92,570 thousand as of December 31, 2023, and 2022, respectively, as well as expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include: the valuation of Unicoin Rights and the related embedded feature, the valuation of non-cash consideration received from Unicorns customers and the associated revenue recognition; valuation of investments in private companies; valuation of the Company’s common stock as a private company, valuation of the NCI in ITSQuest; valuation of the ITSQuest contingent divestiture; determination of the useful lives assigned to intangible assets; assessments for potential impairment of goodwill and acquisition related intangible assets; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

Subsequent to receipt of these option or warrant certificates, the related receivables are reclassified to investments in privately-held companies, a long-term asset account. The Company does not charge interest for past due accounts and does not require any collateral for its receivables. As more fully discussed in the Revenue Recognition section below, Unicorns non-cash consideration is recorded at fair value as determined at, or near the date of contract inception. As permitted by a practical expedient provision in ASC 606 “Revenue Recognition,” the Company does not adjust Unicorns contract consideration for the effects of a significant financing component if, at contract inception, management expects the period between time of service and payment to be less than one year.

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

Digital Assets

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH), Tether (USDT) and Wrapped Ethereum (WETH) as consideration from certain investors in exchange for equity, debt or Unicoin Rights issued by the Company. The Company records the initial cost basis at their original purchase prices or the then-current quoted market prices (e.g., if received in an exchange rather than purchase transaction) and presents all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, except USD Coin. Fair value of the Company’s digital assets is determined in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). The Company has ownership and control of its digital assets and utilizes INX and/or Coinbase, third-party custodians, to secure its holdings and facilitate transactions.

The Company has revised its Intangible Assets and Financial Assets accounting policies to acknowledge that USD Coin (“USDC”) meets the definition of financial assets and as such will be measured going forward at fair value. The Company previously reported USDC within Intangible assets, net, and will report USDC within the prepaid expenses and other current assets line item going forward.

During the year ended December 31, 2023, the Company has revised its impairment loss assessment methodology for digital assets to record write-downs to the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. This revision would be consistent with the requirements of ASC 350-30-35-19, which indicates impairment exists whenever carrying value exceeds fair value. It also indicates that after an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Management assessed the potential difference in impairment loss that would have resulted in prior periods if this impairment methodology had been applied retroactively, noting the amounts were immaterial.

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

Operating Segments

Our reportable segments consist of SaaS, TaaS and Unicorn Hunters. We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocate resources, make operating decisions and evaluate operating performance. The Company’s CODM is the Chief Executive Officer. Our CODM reviews financial information presented on a consolidated basis accompanied by information about revenue and cost of revenue by services type along with gross profit for purposes of allocating resources and evaluating financial performance, as such we have disclosed segment information up to gross profit for each operating segment. Furthermore, our revenues are derived from the United States and foreign countries which includes the South American and Europeans regions (“Foreign countries”).

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

The Company is offering Unicoin Right Certificates with terms and conditions which are set forth in a confidential private placement memorandum initially dated February 2022 (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) and Regulation S thereunder. Each U.S. domiciled investor in Unicoin Rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act. On March 18, 2024, the private placement memorandum was supplemented to indicate that it would be utilized only for deferred payment sales and real estate swaps. For direct purchases from the Company, on March 18, 2024 the Company began offering up to 10 million Unicoin Rights for $0.50 each through the INX platform, pursuant to terms and conditions where are set forth in a private placement memorandum dated February 27, 2024 (the “INX Offering”). The INX offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act and Rule 506(c) and Regulation S thereunder. For its services in conducting the INX Offering and processing direct sales, INX Securities LLC, a FINRA and SEC U.S.-registered broker-dealer, will receive a 5% commission on all sales made in the INX Offering.

The Company accounts for Unicoin Rights by recording a liability representing the amount management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged (i.e., in the form of cash or services) exchanged for rights to receive Unicoins in the future in the event the Unicoin is never developed and launched. As of December 31, 2023, and through the date of filing, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what volumes, or on what terms, Unicoins will be available to be issued, if ever. As of December 31, 2023, as the Unicoins do not exist, and any amounts received for Unicoins are not considered equity or revenue, management determined that 100% of the obligation is a liability to be settled by through the issuance of Unicoins, or through other means if Unicoins are never issued. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statement of operations upon settlement.

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

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is a right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of December 31, 2023 and 2022 no such reserves were recorded.

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

Deferred Revenue

Deferred revenue represents amounts that have been prepaid in advance of revenue recognition. Deferred revenue is recognized as revenue when transfer of control to customers has occurred or as services are being provided. The Company generally invoices customers in monthly installments for the TaaS business and for SaaS, business customers are invoiced at the start of the contract period therefore timing differences and deferred revenue can occur in the SaaS and TaaS segments. As noted above, Unicorns invoicing and revenue recognition both occur at the time an episode is distributed on the Unicorn Hunters website therefore there is no deferred revenue recorded for the Unicorn Hunters segment.

The Company had deferred revenue of $5 thousand and $19 thousand as of December 31, 2023 and December 2022, respectively. The amount of revenue recognized in fiscal 2023 and 2022 that was included in deferred revenue at the beginning of the periods was $19 thousand and $51 thousand, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Interest Rate Risk

We had cash and cash equivalents of $6,462 thousand and $1,522 thousand available as of December 31, 2023 and December 31, 2022, respectively, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

UNICOIN INC. AND SUBSIDIARIES (FORMERLY KNOWN AS TRANSPARENTBUSINESS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Unicoin Inc. and Subsidiaries

(formerly TransparentBusiness, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unicoin Inc. (formerly TransparentBusiness, Inc.) and Subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company had an accumulated deficit of $131,375 thousand and $92,570 thousand, as of December 31, 2023 and 2022, respectively. The Company has incurred net losses of $37,739 thousand and $34,127 thousand for the years ended December 31, 2023 and 2022, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Kreit and Chiu CPA LLP

We have served as Unicoin Inc.’s auditor since 2022.

New York, New York

April 1, 2024

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$6,462,171	$1,522,069
Accounts receivable, net
Trade receivables payable in cash (Note 2)	2,331,888	2,418,773
Unicorn Hunters non-cash receivables (Note 4)	1,509,528	8,322,000
Prepaid expenses and other current assets (Note 2)	1,275,102	511,790
Indemnification asset (Notes 13 and 14)	4,922,426	4,659,700
TOTAL CURRENT ASSETS	16,501,115	17,434,332
Property and equipment, net	35,446	46,032
Goodwill (Note 5)	3,865,695	3,865,695
Intangible assets, net (Note 5)	2,688,493	3,041,972
Investments in privately-held companies (Note 4)	8,627,000	298,000
Operating lease right-of-use assets	313,656	349,631
TOTAL ASSETS	$32,031,405	$25,035,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$819,198	$2,159,677
Income tax payable	2,281	27,500
Accrued expenses	2,158,534	1,314,195
Accrued payroll liabilities	976,862	611,614
Deferred revenue	5,368	18,969
ITSQuest tax liability (Note 14)	4,922,426	4,659,700
Short-term debt	309,200	708,100
Loan from related party (Note 13)	51,398	645,000
Operating lease liabilities, current	159,679	149,802
Other current liabilities	403,193	823,876
TOTAL CURRENT LIABILITIES	9,808,139	11,118,433
Deferred income tax liability, net	334,622	1,141,453
Unicoin Rights financing obligation (Note 7)	84,674,022	37,461,847
Operating lease liabilities, noncurrent	160,470	199,629
TOTAL LIABILITIES	94,977,253	49,921,362

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 773,232,422 and 772,938,415 issued; 732,320,282 and 733,427,768 outstanding, net of treasury stock at December 31, 2023 and 2022, respectively	773,233	772,938
Treasury stock, at cost; 40,912,140 and 39,510,647 shares at December 31, 2023 and 2022, respectively	(3,880,025)	(3,389,446)
Additional paid-in capital	72,999,935	72,831,056
Accumulated deficit	(131,375,466)	(92,570,448)
TOTAL UNICOIN INC. STOCKHOLDERS’ DEFICIT	(61,482,323)	(22,355,900)
Noncontrolling interest	(1,463,525)	(2,529,800)
TOTAL STOCKHOLDERS’ DEFICIT	(62,945,848)	(24,885,700)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,031,405	$25,035,662

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022
REVENUES	$20,949,862	$23,213,963
COST OF REVENUES	15,605,705	20,440,218
GROSS PROFIT	5,344,157	2,773,745
OPERATING COSTS AND EXPENSES
General and administrative	37,699,135	16,467,231
Sales and marketing	6,009,692	17,832,102
Research and development	1,843	458,327
Cost of contract amendment (Note 13)	-	1,780,000
TOTAL OPERATING COSTS AND EXPENSES	43,710,670	36,537,660
LOSS FROM OPERATIONS	(38,366,513)	(33,763,915)
Interest income (expense), net (Note 7)	(310,275)	(196,142)
Other income (expense), net	356,800	(3,493)
LOSS BEFORE INCOME TAXES	(38,319,988)	(33,963,550)
Income tax benefit (expense)	581,245	(163,769)
NET LOSS AND COMPREHENSIVE LOSS	(37,738,743)	(34,127,319)
Less: net income (loss) attributable to the noncontrolling interest	1,066,275	(1,503,463)
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(38,805,018)	$(32,623,856)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.05)	$(0.04)
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,395,464	733,825,955

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’ Equity	Unicoin Inc. Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2021	767,525,220	$767,525	$71,041,101	(35,273,749)	$(2,714,312)	$(59,946,592)	$9,147,722	$(1,026,337)	$8,121,385
Issuance of common stock	467,451	468	1,498,402	-	-	-	1,498,870	-	1,498,870
Stock-based compensation expense	-	-	165,926	-	-	-	165,926	-	165,926
Repurchase of common stock (Note 8)	-	-	-	(4,236,898)	(675,134)	-	(675,134)	-	(675,134)
Exercise of stock options and warrants	4,478,730	4,479	1,524	-	-	-	6,003	-	6,003
Common stock issued for services	467,014	466	197,155	-	-	-	197,621	-	197,621
Non-cash dividend (Note 7)	-	-	(73,052)	-	-	-	(73,052)	-	(73,052)
Net loss	-	-	-	-	-	(32,623,856)	(32,623,856)	(1,503,463)	(34,127,319)
Balance as of December 31, 2022	772,938,415	$772,938	$72,831,056	(39,510,647)	$(3,389,446)	$(92,570,448)	$(22,355,900)	$(2,529,800)	$(24,885,700)

Issuance of common stock	14,979	14	41,486	-	-	-	41,500	-	41,500
Stock-based compensation expense	279,028	281	127,393	-	-	-	127,674	-	127,674
Repurchase of common stock (Note 8)	-	-	-	(1,401,493)	(490,579)	-	(490,579)	-	(490,579)
Net loss	-	-	-	-	-	(38,805,018)	(38,805,018)	1,066,275	(37,738,743)
Balance as of December 31, 2023	773,232,422	$773,233	$72,999,935	(40,912,140)	$(3,880,025)	$(131,375,466)	$(61,482,323)	$(1,463,525)	$(62,945,848)

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,738,743)	$(34,127,319)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	127,674	72,230
Operating expenses, including cost of contract amendment, paid with Unicoin Rights (Note 7)	14,218,462	13,199,213
Operating expenses paid with digital assets (Note 5)	387,582	435,621
Noncash consideration from customers of Unicorns, Inc. (Note 4)	(1,516,527)	(4,339,000)
Impairment of digital assets (Note 5)	1,435	628,621
Write-off of digital assets (Note 5)	-	850,853
Realized gain on disposal of digital assets (Note 5)	-	(49,759)
Depreciation and amortization expense	416,717	362,783
Bad debt expense	64,117	-
Amortization of right-of-use assets (Notes 2 and 11)	161,268	153,001
Changes in operating assets and liabilities:
Trade receivables payable in cash	22,768	(197,134)
Prepaid expenses and other current assets	(763,312)	(297,157)
Accounts payable	(1,340,479)	239,590
Accrued expenses and payroll liabilities	824,951	(766,876)
Deferred revenue	(13,601)	(32,061)
Deferred income tax	(806,831)	44,404
Operating lease liability	(154,576)	(153,200)
Other liabilities	(296,972)	(47,013)
Net cash used in operating activities	(26,406,067)	(24,023,203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(48,759)
Proceeds from sale of digital assets	-	235,768
Net cash provided by investing activities	-	187,009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	394,200	75,051
Payment of short-term debt	(793,100)	(588,000)
(Repayment) proceeds from related party loan payable (Note 13)	(645,000)	645,000
Proceeds from sales of Unicoin Rights (Note 7)	32,839,148	22,546,924
Proceeds from sales of common stock	41,500	1,475,890
Repurchase of common stock	(490,579)	(675,134)
Proceeds from exercise of stock options and warrants	-	6,003
Net cash provided by financing activities	31,346,169	23,485,734

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,940,102	(350,460)
CASH AND CASH EQUIVALENTS—Beginning of period	1,522,069	1,872,529
CASH AND CASH EQUIVALENTS—End of period	$6,462,171	$1,522,069

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

(fORMERLY kNOWN AS TRANSPARENTBUSINESS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$211,575	$119,381
Cash paid for income taxes	31,045	91,955

Non-cash investing and financing activity:
Market value of digital assets received as proceeds from sales of common stock (Notes 5 and 8)	-	22,980
Market value of digital assets received as proceeds from sales of private placement unsecured notes (Notes 5 and 6)	-	5,049
Market value of digital assets received as proceeds from sales of Unicoin Rights (Notes 5 and 7)	390,271	1,835,102
Expenses paid by related party on behalf of the Company (Note 13)	51,398	-
Non-cash dividend of Unicoin Rights (2022: 730,524,705 rights) (Notes 7 and 8)	-	73,052
Receipt (i.e., “collection”) of private company equity securities previously classified as Unicorn Hunters non-cash receivables (Note 4)	8,329,000	298,000
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC 842 (Note 2)	-	187,963
Recognition of new operating lease right-of-use assets and operating lease liabilities for leases entered into during the year (Note 2)	125,293	314,669

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

In addition to operating its original SaaS business, the Company wholly owns SheWorks, Inc. (“SheWorks”), a TaaS (Talent-as-a-Service) company and platform, and holds majority ownership interests in ITSQuest, Inc, (“ITSQuest”) a regional staffing agency, as well as Unicorns, Inc. (“Unicorns” or “Unicorn Hunters”) which produces reality television/streaming shows.

The Company’s wholly owned subsidiary SheWorks! operates independently or in conjunction with the Company’s SaaS software. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs. Prior to June 2023, Yandiki, Inc. was also a wholly owned company subsidiary. As a result of the merger described below, SheWorks!, as successor to the Yandiki business, is now also a platform that connects freelance talent with companies looking for leaner, more transparent ways of carrying out remote contractual work.

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

In April 2021, the Company acquired a 66.67% ownership interest in Unicorns, Inc. Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. Alex Konanykhin, CEO of the Company and founder of Unicorns, issued 50,000,001 shares of Unicorns common stock to Unicoin giving the Company a 66.67% majority interest in Unicorns. An additional 26.67% of Unicorns shares are held by officers and directors of the Company. After a March 11, 2024 sale of Unicorns common stock by Moe Vela to the Company, in exchange for Unicoin rights, the Company’s ownership interest in Unicorns rose to 71.88% and Mr. Vela’s was reduced to 0%. An additional 9.37% of Unicorns shares are held by officers and directors of the Company.

In June 2023, the Company merged two of its wholly owned subsidiaries, SheWorks! and Yandiki, Inc. (“Yandiki”), into one operating entity. The surviving post-merger entity operates under the name SheWorks!.

Business Organization

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and gross profit (loss). The Company currently operates in the following three reporting segments: SaaS, TaaS and Unicorn Hunters. Refer to Note 16 – Segment Information.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $37,739 thousand and $34,127 thousand and used cash in operating activities of $26,406 thousand and $24,023 thousand for the years ended December 31, 2023 and 2022 and had an accumulated deficit of $131,375 thousand and $92,570 thousand as of December 31, 2023, and 2022, respectively, and expects to incur significant additional losses in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, issuing Unicoin Rights, obtaining equity financing, issuing debt, or entering into other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, in view of uncertainties in the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements been prepared in accordance with U.S. GAAP and include the accounts of Unicoin Inc., its wholly owned subsidiaries, SheWorks! and Yandiki (for periods prior to its June 2023 merger with SheWorks!), as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest and Unicorns which are 51% and 66.67% owned, respectively, the minority interests are reflected in the consolidated financial statements as non-controlling interests (“NCI”).

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

For any entity where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether it qualifies as a VIE. The Company consolidates a VIE if it is the primary beneficiary having the power to direct the activities that most significantly affect the economic performance of the VIE as well as the obligation to absorb losses and the right to receive benefits that could be significant to the VIE.

Management evaluated whether Unicorns meets the criteria for classification as a VIE or as VOE and concluded that Unicorns meets the criteria of a VIE. Management further concluded that the Company is the primary beneficiary of Unicorns because the Company has the power to direct the activities that most affect its economic performance and further has the obligation to absorb losses and the right to receive benefits that could be significant to the VIE. Accordingly, the Company is required to consolidate Unicorns as a VIE.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include: the valuation of Unicoin Rights and the related embedded feature, valuation of non-cash contract consideration received from certain investors in Unicoin Rights, the valuation of non-cash consideration received from Unicorns customers and the associated revenue recognition; valuation of investments in private companies; valuation of land and other real estate received in exchange for Unicoin Rights; valuation of the Company’s common stock as a private company, valuation of the NCI in ITSQuest; valuation of the ITSQuest contingent divestiture; determination of the useful lives assigned to intangible assets; assessments for potential impairment of goodwill and acquisition related intangible assets; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of December 31, 2023 and 2022, the Company had $5,657 thousand and $700 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

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

Subsequent to receipt of these option, warrant or share certificates, the related receivables are reclassified to investments in privately-held companies, a long-term asset account. The Company does not charge interest for past due accounts and does not require any collateral for its receivables. As more fully discussed in the Revenue Recognition section below, Unicorns non-cash consideration is recorded at fair value as determined at, or near the date of contract inception. As permitted by a practical expedient provision in ASC 606 “Revenue Recognition,” the Company does not adjust Unicorns contract consideration for the effects of a significant financing component if, at contract inception, management expects the period between time of service and payment to be less than one year.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its consolidated balance sheets with no change in the assets’ measurement. Accordingly, the Company records the receivable on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of December 31, 2023 and 2022, the Company recorded a liability of $312 thousand and $653 thousand, respectively, towards the Factor which is included in other current liabilities on the Company’s consolidated balance sheets. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, the Company incurred $71 thousand and $74 thousand in factoring fee expense, respectively.

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

Accounts receivable is recorded at the invoiced amount, net of allowance for expected credit losses. The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the accounts receivable balance to the estimated net realizable value. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

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

During the years ended December 31, 2023 and 2022, the Company incurred bad debt expense of $64 thousand and zero, respectively.

As discussed in the Investments in Privately-Held Companies section below, the fair value of options or warrants of private companies, held upon settlement of such receivables, may fluctuate subsequent to receipt resulting in charges or gains to the Company’s consolidated statements of operations and comprehensive loss in future periods. During the years ended December 31, 2023 and 2022, the Company did not experience losses resulting from the change in the fair value of its private company investments.

Investments in Privately-Held Companies

In accordance with ASC 321 “Investments-Equity Securities” (“ASC 321”), equity securities for which the Company has no significant influence (generally less than a 20% ownership interest), and which do not have readily determinable fair values, are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Gains and losses on investments in equity securities are recognized in the consolidated statements of operations and comprehensive loss.

The Company regularly reviews such equity securities for impairment based on a qualitative assessment which includes, but is not limited to (i) significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee, (ii) significant adverse changes in the regulatory, economic or technological environment of the investee and (iii) significant adverse changes in the general market condition of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, (v) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies, or non-compliance with statutory capital requirements or debt covenants. If an equity security is impaired, an impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the difference between the fair value of the investment and its carrying amount. If such impairment is determined prior to receiving options or warrants to be received as consideration for Unicorns customer contracts, the related loss on impairment is reflected as bad debt expense. As of December 31, 2023, to date, no impairment or bad debt expense had been recorded on such long-term investments in private companies or non-cash receivables.

As discussed in Note 4, as of December 31, 2022, the Company had non-cash receivables consisting of options and warrants to purchase common stock in privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. As of December 31, 2023 all related option and warrant certificates have been received and these accounts receivable have been reclassified to investments in privately-held companies in the Company’s consolidated balance sheet.

Digital Assets

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), Dai (DAI), USD Coin (USDC), Bitcoin Cash (BCH), Tether (USDT) and Wrapped Ethereum (WETH) as consideration from certain investors in exchange for equity, debt or Unicoin Rights issued by the Company. The Company records the initial cost basis at their original purchase prices or at their then-current quoted market prices (e.g., when received in an exchange rather than purchase transaction) and presents all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, except USDC (refer to Note 3 – Fair Value Measurement, for details of accounting policy regarding USDC). Fair value of the Company’s digital assets is determined in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). The Company has ownership and control of its digital assets and utilizes INX and/or Coinbase, third-party custodians, to secure its holdings and facilitate transactions.

During the year ended December 31, 2023, the Company has revised its impairment loss assessment methodology for digital assets to record write-downs to the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. This revision would be consistent with the requirements of ASC 350-30-35-19, which indicates impairment exists whenever carrying value exceeds fair value. It also indicates that after an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Management assessed the potential difference in impairment loss that would have resulted in prior periods if this impairment methodology had been applied retroactively, noting the amounts were immaterial.

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

The Company tests goodwill impairment under ASC 350 at least annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). There was no impairment of goodwill during the years ended December 31, 2023 and 2022.

The Company tests finite-lived intangible assets and other long-lived assets under ASC 360 whenever impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of long-lived assets is evaluated at the asset-group level. An asset group is defined as the lowest level of identifiable cash flows that are largely independent of the cash flows of other groups of assets or liabilities. There was no impairment of finite-lived intangible assets or other long-lived assets during the years ended December 31, 2023 and 2022.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives, as defined by ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, derivative financial instruments that are accounted for as liabilities are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the accompanying consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheets date. The Company did not have any significant derivative instruments during the years ended December 31, 2023 or 2022.

Common Stock Warrants

The Company has issued common stock warrants to individuals who provided referrals to accredited investors that resulted in sales of common stock in connection with the Company’s various funding rounds. Warrants issued by the Company are evaluated as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own equity and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2023 and December 31, 2022, all of the Company’s outstanding warrants were classified as equity in accordance with ASC 815-40.

Leases

The Company accounts for leases in accordance with FASB Accounting Standards Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). ASC 842 generally requires an entity to recognize on its balance sheet operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets, as well as to recognize the associated operating lease expenses in its statements of operations.

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

The adoption of ASC 842 resulted in the recognition of $188 thousand of operating lease ROU assets and $188 thousand of operating lease liabilities on the consolidated balance sheet as of January 1, 2022. Refer to Note 11 for further information.

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

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is a right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of December 31, 2023 and 2022 no such reserves were recorded.

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

For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue and related revenue is recognized over the subscription period. For TaaS contracts, the Company’s staffing contracts are typically for a duration of less than a year and are either on a fixed hourly rate basis or on a fixed cost basis billed upon satisfaction of respective milestones. For Unicorns’ contracts, customers are billed when an episode is distributed for broadcast or streaming.

The Company typically invoices its customers at the end of each month in cases where the contracts involve billing based on fixed hourly rates and/or once a milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period when fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized over time using an output method based upon milestones achieved. Revenue is recognized once a milestone is reached for an amount of the transaction price that is proportionate to the total milestones in the contract. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer. For Unicorns’ contracts, the promise to the customer is fulfilled and revenue is recognized for the entire transaction price when an episode is distributed on the Unicorn Hunters website.

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

Deferred Revenue

Deferred revenue represents amounts that have been prepaid in advance of revenue recognition. Deferred revenue is recognized as revenue when transfer of control to customers has occurred or as services are being provided. The Company generally invoices customers in monthly installments for the TaaS business and for SaaS, business customers are invoiced at the start of the contract period therefore timing differences and deferred revenue can occur in the SaaS and TaaS segments. As noted above, Unicorns invoicing and revenue recognition both occur at the time an episode is distributed on the Unicorn Hunters website therefore there is no deferred revenue recorded for the Unicorn Hunters segment.

The Company had deferred revenue of $5 thousand and $19 thousand as of December 31, 2023 and December 2022, respectively. The amount of revenue recognized in fiscal 2023 and 2022 that was included in deferred revenue at the beginning of the periods was $19 thousand and $51 thousand, respectively.

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

Cost of Revenue

For the SaaS and TaaS segments, cost of revenue includes salaries, and personnel compensation costs, associated with the Company’s website hosting and other costs including providing technical support, materials, and supplies. For Unicorns, cost of revenue includes salaries and personnel compensation costs as noted for SaaS and TaaS but also includes third party costs for production team, celebrity hosts and travel. The Company evaluates if Unicorn Hunters show production costs are expected to be recovered. Costs are capitalized if expected to be recovered and otherwise are expensed as incurred. Any capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. No production costs were capitalized during the years ended December 31, 2023 or 2022 because of uncertainty about recovery of such costs during the Company’s early stages.

General and Administrative Expense

General and administrative costs primarily consist of compensation, employee benefits, and stock-based compensation related to executive management, finance, administration and human resources, facility costs, professional service fees, and other general overhead costs.

Sales and Marketing Expense

Sales and marketing costs principally consist of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel. Sales, marketing and advertising costs are expensed as incurred. During the years ended December 31, 2023 and 2022, the Company incurred $459 thousand and $11,570 thousand in advertising expense, respectively. Sales and marketing expense includes costs associated with promoting the Unicorn Hunters show.

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

Net Loss per Share

Net loss per common share is computed pursuant to ASC 260-10, Earnings Per Share (“ASC 260”). Basic net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding. For each of the years ended December 31, 2023 and 2022, the Company had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation because the effect would have been anti-dilutive.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of December 31, 2023 and 2022, respectively, the Company had $5,657 thousand and $700 thousand of cash in excess of the FDIC insured amounts. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

In addition, as discussed in Note 4, as of December 31, 2022 the Company had non-cash receivables consisting of options and warrants to purchase common stock in small privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. As of December 31, 2023 all related option and warrant certificates have been received and these accounts receivable have been reclassified to investments in privately-held companies in the Company’s consolidated balance sheets.

As discussed above and in Note 5, the Company has accepted digital assets as consideration from certain investors in exchange for equity, debt or Unicoin Rights issued by the Company. Digital asset market values are subject to significant fluctuations based on supply and demand for such digital assets and other factors. The Company can either hold, sell, or use digital assets as payment to vendors. Digital asset price risk could adversely affect future operating results including earnings, cash flows and the Company’s ability to meet its ongoing obligations.

During the year ended December 31, 2023, the Company had one customer (“Customer A”) for which revenue accounted for more than 10% of total revenue. Customer A accounted for approximately 15% of the Company’s revenue, and 1% of the Company’s accounts receivables as of December 31, 2023. As of December 31, 2023, there was an additional customer (“Customer B”) that accounted for 39% of total accounts receivable. During the year ended December 31, 2022, the Company had two customers (“Customers C & D”) for which revenue accounted for more than 10% of total revenue. Customers C and D accounted for approximately 17% and 10% of the Company’s revenue, respectively. Customers C and D accounted for 37% and 6% of the Company’s accounts receivables, respectively as of December 31, 2022.

The Share Exchange Agreement (“SEA”) that the Company entered into in order to acquire a majority stake in ITSQuest, as amended on December 28, 2022, contains a contingent divestiture provision whereby if by December 31, 2024, the Company does not either (i) engage in an initial public offering of its securities at a price of at least $10.00 per share or (ii) cause the Company’s proposed security tokens (Unicoins) to become tokenized and listed on a cryptocurrency exchange with a quoted price at or above $1.00 per token, then the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the SEA. As of the date of filing of this Annual Report on Form 10-K, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,279 thousand, revenues of $16,708 thousand, and generated gross margins of $3,133 thousand as of and for the year ended December 31, 2023, respectively.

Adjustments to Previously Reported Financial Information

Unbilled Receivables

In connection with the Company’s implementation of new ERP system in March 2023, the chart of accounts for ITSQuest was updated to be more consistent with that of other Company subsidiaries. As a result, ITSQuest unbilled receivables, which had previously been reported as other current assets were reclassified and reported as trade receivables payable in cash in the consolidated balance sheets. Unbilled receivables include amounts for which the Company has satisfied its performance obligations, but has not yet issued the invoice.

Previously reported amounts were adjusted to conform with current presentation as shown in the table below.

	As Previously Reported	Adjustment	As Adjusted
Changes to the Consolidated Balance Sheet as of December 31, 2022
Trade receivables payable in cash	$2,179,586	$239,187	$2,418,773
Prepaid expenses and other current assets	750,977	(239,187)	511,790

Changes to the Consolidated Statement of Cash Flows for the Year Ended December 31, 2022
Changes in operating assets and liabilities:
Trade receivables payable in cash	42,053	(239,187)	(197,134)
Prepaid expenses and other current assets	(536,344)	239,187	(297,157)

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

Since the inception of Unicorn Hunters, the Company has recognized revenue in connection with seven Unicorn Hunters agreements. The total revenue amount related to these agreements was $10,130 thousand to-date. As of December 31, 2023 and 2022, Unicorn Hunters non-cash receivables were $1,510 and $8,322 thousand, respectively and represented 39% and 77% of total receivables, respectively. In addition, these receivables represented 5% and 33% of total assets as of December 31, 2023 and 2022, respectively.

The Company reviews each outstanding customer’s non-cash receivable balance with management of the private company customer, and records an allowance for doubtful accounts if either of the following are noted:

a.	A specific milestone, equity financing or other event has occurred that is a clear indication that there has been a material change in the enterprise value of the private company customer since the original recording of the Unicorns accounts receivable balance and before the Company has received the underlying stock option, warrants or shares certificates.

b.	The Company’s review identifies facts and circumstances that have substantially changed either the private company customers’ intent or its ability to issue the stock option, warrants or shares certificates due in satisfaction of their related accounts receivable balance.

To date, the Company has not recorded any bad debt expense or allowance for doubtful accounts related to Unicorn Hunters non-cash receivables and the Company has not experienced any fluctuations or significant matters that would require recording a material allowance for doubtful accounts in any period to date.

As of December 31, 2023 and 2022, the Company had an allowance for doubtful accounts balance of $5 thousand and $0, respectively. For the year ended December 31, 2023 and 2022, the Company recorded bad debt expense of $64 thousand and $0, respectively. These amounts were related to trade receivables payable in cash.

Recently Issued Not Yet Adopted Accounting Pronouncements

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

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the effect of this new guidance on our financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined. The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. This authoritative guidance will be effective for us in the first quarter of fiscal 2025, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which seeks to provide financial statement users with more decision-useful information about the underlying economics of crypto assets, and a reporting entity’s financial position. The amendment requires an entity to present crypto assets at fair value on the balance sheet, present these assets separate from other intangible assets, and record changes from remeasurements of crypto assets separately from changes in carrying amounts from other intangible assets on the income statement. The amendment also requires entities to disclose by crypto asset the name, fair value, cost basis, and number of units, as well as changes crypto holdings over the periods presented. Although early adoption is permitted, the new guidance becomes effective on January 1, 2025, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

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

The Company has revised its Intangible Assets and Financial Assets accounting policies to account for USD Coin (“USDC”) as a financial asset. As a result, USDC will be measured at fair value in future periods with changes in fair value reported in earnings as they occur. The Company previously reported USDC within Intangible assets, net, and has reclassified USDC to prepaid expenses and other current assets beginning in the third quarter of 2023. The Company’s USDC balance as of December 31, 2023 and 2022 amounted to $0. Management assessed the balance of USDC in historical periods, noting the change has an immaterial impact on previously reported amounts.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of December 31, 2023

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$5,299,530	$5,299,530	$-	$-	$5,299,530

As of December 31, 2022

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$166,343	$166,343	$-	$-	$166,343

As discussed in Note 7, the obligation to settle the Company’s Unicoin Rights liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. The embedded feature was initially valued at $0 and is not expected to fluctuate until the Unicoin is launched or probable of launch.

Assets Measured at Fair Value on a Non-Recurring Basis

As discussed in Notes 2 and 4, consideration from Unicorns customers generally consists of commitments to issue stock options or warrants from customers which appear on the Unicorn Hunters show. This non-cash consideration is recognized in accounts receivable at the estimated fair values at or near the dates of contract inception using Level 3 inputs. The fair value of these commitments, as well as the options or warrants of private companies, held upon settlement of such receivables, as measured using Level 3 inputs, may fluctuate as discussed in the Company’s accounting policy for private company investments, which is included in Note 2. Certain other items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

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

The following tables summarize the Company’s non-cash receivables and investments in privately held companies as of December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Unicorn Hunters non-cash receivables	$1,509,528	$8,322,000
Investments in privately-held companies*	8,627,000	298,000
Carrying value of Unicorn Hunters non-cash consideration	$10,136,528	$8,620,000

The current carrying value of Unicorn Hunters non-cash consideration equal the fair values at which such investments were originally recorded at. No impairments or upward adjustments to estimated fair values have been recorded to-date because there have been no observable price changes related to the Company’s investments in privately held companies or non-cash receivables representing promises to issue such securities.

During the year ended December 31, 2023, the Company received options or warrant certificates from four Unicorn Hunters customers with an aggregate carrying value, and estimated fair value, of $8,322 thousand. In addition, during the year ended December 31, 2023, stock certificates with an aggregate carrying value, and estimated fair value, of $7 thousand were received from a TaaS customer. As of December 31, 2023 and 2022, the Company has outstanding non-cash receivables from two and four Unicorn Hunters’ customers amounting to $1,510 thousand and $8,322 thousand, respectively. During the year ended December 31, 2022, the Company received option or warrant certificates from two customers with an aggregate carrying value, and estimated fair value, of $298 thousand. Upon receipt the Company reclassified the amounts from Unicorn Hunters non-cash receivables to Investments in privately held companies.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS

Goodwill and Acquisition-Related Intangible Assets

As of both December 31, 2023 and 2022, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill during the year ended December 31, 2023 and 2022. The Company’s goodwill was not tax deductible for income tax purposes.

Acquisition-related intangible assets consisted of the following at December 31, 2023 and 2022:

		December 31, 2023
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$618,926	$2,392,074
Trade Names	5 years	770,000	474,835	295,165
		$3,781,000	$1,093,761	$2,687,239

		December 31, 2022
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$418,193	$2,592,807
Trade Names	5 years	770,000	320,835	449,165
		$3,781,000	$739,028	$3,041,972

Intangible assets were recorded at fair value consistent with the requirements of ASC 805 as a result of the acquisition of ITSQuest. Pursuant to ASC 820, the fair value measurement of the assets was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies.

Amortization expense related to intangible assets was $355 thousand for the years ended December 31, 2023 and 2022. As of December 31, 2023, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2024	$354,733
2025	341,900
2026	200,733
2027	200,733
2028	200,733
Thereafter	1,388,406
Total	$2,687,239

During the fourth quarters of the years ended December 31, 2023 and 2022, the Company performed qualitative assessments of goodwill and intangible assets to determine if the carrying values of these assets exceeded their fair values noting there were no indicators of impairment for goodwill or intangible assets.

Digital Assets

The Company records the initial cost basis of digital assets at their original purchase price or the then-current quoted market prices (e.g., if received in an exchange rather than through purchase) and presents all digital asset holdings as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, except USD Coin. The Company performs an analysis to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the prices determined.

The Company has revised its impairment loss assessment methodology for digital assets to record write-downs to the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset (i.e., on a daily basis rather than quarterly). This revision is consistent with the requirements of ASC 350-30-35-19, which indicates impairment exists whenever carrying value exceeds fair value. It also indicates that after an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Management assessed the potential difference in impairment loss that would have resulted in prior periods if this daily impairment methodology had been applied retroactively, noting the amounts were immaterial.

During the years ended December 31, 2023 and 2022, the Company received digital assets as consideration from investors for the purchases of Unicoin Rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Litecoin (LTC), Tether (USDT), Dai (DAI), USD Coin (USDC) and Wrapped Ethereum (WETH). Unicoin Rights are more fully discussed in Note 7. The Company utilized $385 thousand and $428 thousand of its digital asset holdings for vendor payments during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company recorded $1 thousand and $629 thousand, respectively, of impairment losses on such digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, there were no sales of digital assets thus no realized gains or losses were recorded.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings as of and for the year ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Bitcoin (BTC)	$4	$-
Ethereum (ETH)	958	-
Wrapped Ethereum (WETH)	292	-
Total	$1,254	$-

Year Ended December 31, 2023	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Dai	Tether	USD Coin	WETH	Total
Beginning balance	$-	$-	$-	$-	$-	$-	$-		$-
Received as consideration in sales of Unicoin Rights	106,629	1,200	44,738	8,172	-	226,094	-	3,438	390,271
Vendors payments	(104,375)	(1,200)	(43,055)	(8,127)	-	(225,660)	-	(3,000)	(385,417)
Impairments	(811)	-	(478)	-	-	-	-	(146)	(1,435)
Fees and other	(1,439)	-	(247)	(45)	-	(434)	-	-	(2,165)
Ending balance	$4	$-	$958	$-	$-	$-	-	292	1,254

Year Ended December 31, 2022	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Dai	Tether	USD Coin	WETH	Total
Beginning balance	$167,797	$-	$24,365	$3,482	$-	$-	$42,329	$-	$237,973
Received as consideration in sales of common stock	20,999	-	-	-	-	-	1,981	-	22,980
Received as consideration in sales of private placement notes	-	-	-	-	-	5,049	-	-	5,049
Received as consideration in sales of Unicoin Rights	669,243	5,193	377,254	17,303	19,800	32,956	713,353	-	1,835,102
Proceeds from disposal of digital assets	(235,768)	-	-	-	-	-	-	-	(235,768)
Realized gain on disposal of digital assets	49,759	-	-	-	-	-	-	-	49,759
Vendors payments	(275,501)	-	-	-	-	(38,000)	(115,040)	-	(428,541)
Impairments	(390,508)	(5,155)	(213,210)	(19,748)	-	-	-	-	(628,621)
Write-off pending resolution with custodian	-	-	(188,398)	-	(19,800)	-	(642,655)	-	(850,853)
Fees and other	(6,021)	(38)	(11)	(1,037)	-	(5)	32	-	(7,080)
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-	$-

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $1 thousand and $0 thousand as of December 31, 2023 and 2022, respectively.

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

NOTE 6 – DEBT

As of December 31, 2023 and 2022 the Company held short-term debt of $309 thousand and $708 thousand, respectively. The Company did not hold any long-term debt as of December 31, 2023 or 2022.

During the year ended December 31, 2022, the Company issued unsecured promissory notes in a private placement with aggregate principal of $80 thousand (the “Unsecured Notes”). The Unsecured Notes bear interest at a rate of 20.0% per annum, payable, at maturity, and mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted.

The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As of December 31, 2023, $309 thousand of Unsecured Notes were outstanding and all are due and payable during the year ended December 31, 2023 to the extent holders do not elect to extend one additional year.

Interest expense on Unsecured Notes of $133 thousand and $195 thousand was incurred during the years ended December 31, 2023 and 2022, respectively, and was recorded as accrued expenses in the consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of December 31, 2023 approximates their carrying amounts. Substantially all of the Unsecured Notes are due and payable during the year ended December 31, 2023 to the extent holders do not elect to extend one additional year.

NOTE 7 – UNICOIN RIGHTS FINANCING OBLIGATION

The Company is developing a security token called Unicoin (“Unicoins” or “Tokens”) whose value is intended to be supported by the returns generated by equity positions received from Unicorn Hunters show participants, as well as the returns from equity positions acquired from non-show participants for other services. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the equity portfolio. The intention of the Company is that when equity positions held by the Fund are liquidated through a liquidity event, some or all of the realized gains are to be distributed to holders of the Unicoins.

The holders of Unicoins will only realize a gain in the event of a liquidity event of such equity positions. Unicoin Rights do not represent an equity interest in the company or any other entity, there are no voting rights granted to the holder of Unicoin Rights, the Unicoin Rights Certificate currently does not trade on any stock exchange or cryptocurrency exchange platform. Unicoins may never be developed or launched, as a result, this investment could result in total loss of invested funds.

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

To date, the Company has issued 3,124,184,168 Unicoin Rights, of which 25,795,420 were given away for no consideration. There are currently 75,003 total holders of Unicoin Rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins, and 5,631 purchasers worldwide. Of these, approximately 1,525 (2.03% of total holders and 27.08% of purchasers) are accredited and 4,106 (5.47% of holders) are not accredited or were not verified. Of the 5,631 purchasers, 4,106 were not accredited or not verified (72.91%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given Unicoin Rights for free, and thus were not sold Unicoin Rights.

During the year ended December 31, 2023 and 2022, the Company issued Rights to acquire 6.2 billion and 4.4 billion Unicoins, respectively. The Company accounts for Unicoin Rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged as consideration for Rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. The Company concluded that it has a legal or contractual obligation and recorded an amount necessary to refund the amount originally paid by investors if holders’ reasonable expectation to receive Unicoins is not achieved.

To date, the Company has begun exploring possible service providers and exchanges which can assist with the tokenization of Unicoins and eventual launch but has not yet begun actual technological development or coding of the tokens. The Company reasonably expects that technical development can happen in a relatively short time, assuming regulatory readiness for launch, and hopes to complete this process by the end of the 2024 calendar year. Neither the Unicoin Rights nor the tokenized Unicoins will grant any intellectual property rights to holders. As of December 31, 2023 and through the filing date of this Report on Form 10-K, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what amount, or on what terms, Unicoins will be available to be issued, if ever.

As of December 31, 2023 and 2022, the outstanding financing obligation related to Unicoin Rights was $84,674 thousand and $37,462 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to develop and launch the Unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the Unicoin Rights Financing Obligation. Due to the currently undetermined rights of Unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to Unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the Unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the Unicoin is launched or probable of launch.

The expected fair value measurement of the embedded feature applicable to the Company’s 6.2 billion Unicoin Rights and 4.4 billion Unicoin Rights was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

The following table summarizes the components of the Unicoin Rights financing obligation recorded on the Company’s consolidated balance sheet as of December 31, 2023 and 2022:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of Unicoin		December 31, 2023			December 31, 2022
Right Holder	Form of Consideration	Units		Amount	Units		Amount
Sales to Investors	Cash and Digital Assets	1,763,813,346		$38,198,488	1,532,851,167		$23,454,700
Unicoin Inc. Shareholders	Non-Cash Dividends	727,594,375		72,772	730,524,705		73,052
Employee, Contractors, Directors	Discretionary Compensation	340,112,801		34,012	330,052,274		361,119
Service Providers, Influencers and Employees	Services and Employee Labor	243,287,273		25,603,663	197,505,326		11,058,094
Subtotal		3,074,807,795		$63,908,935	2,790,933,472		$34,946,965
ITSQuest Contingent Divestiture Amendment	Contract Amendment	20,000,000		1,780,000	20,000,000		1,780,000
Five-Year Deferred Payment Plan	Cash	3,101,478,719	*	17,047,143	1,630,136,422	*	297,882
Ten-Year Prepaid Plan	Cash	8,175,047	*	1,937,944	2,131,667	*	437,000
Total		6,204,461,561		$84,674,022	4,443,201,561		$37,461,847

*	Unicoin Rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan have will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.

Sales to Investors

As of December 31, 2023 and 2022, the Unicoin Rights financing obligation associated with sales to Investors amounted to $38,198 thousand and $23,455 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of Unicoin Rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.50. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of Unicoin Rights has a reasonable right to either 1) receive the number of Unicoins specified in their Unicoin Rights agreement upon the future development and launch of the Unicoin or 2) a refund of the amount invested in anticipation of the future development and launch of Unicoins. Therefore, all amounts received from sales to Investors have been recorded as a Unicoin Rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of Unicoin Rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of Unicoin Rights, prior to finalizing any plan to market and sell Rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such Rights. As a result, the Company has ascribed a de minimis value to all Unicoin Rights issued to shareholders on February 10, 2022. As of December 31, 2023 and 2022, the Unicoin Rights financing obligation associated non-cash dividend of Unicoin Rights amounted to $73 thousand, respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued Unicoin Rights to certain employees, Board members and external contractors/consultants as discretionary awards. These Unicoin Rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The Unicoin Rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the Unicoin within the terms of the Unicoin Rights agreement, on a per Unicoin Right basis, the amount that holders would be entitled to if the Unicoin is not ultimately launched is de minimis in relation to the actual fair value per Unicoin Right. As of December 31, 2023 and 2022, the Unicoin Rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $34 thousand and $361 thousand, respectively.

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

These contracts do not specify the value of services rendered by Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of December 31, 2023 and 2022, the Unicoin Rights financing obligation associated with Unicoin Rights issued to service providers, influencers and employees amounted to $25,604 thousand and $11,058 thousand, respectively.

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

During the year ended 2023, investors under the five-year deferred payment plan paid installments using previously acquired Unicoin Rights as consideration. The difference between the fair value of the Unicoin Rights as of the time of payment compared to the initial acquisition cost of such, resulted in the recognition of a transaction loss for the Company which was recorded within the general and administrative line item, which amounted to $12,284 thousand during the year ended December 31, 2023.

The following table summarizes the pledged collateral pursuant to the deferred payment plan as of December 31, 2023 and 2022:

	Estimated Fair Value of Collateral Submitted
Form of Collateral Received	December 31, 2023	December 31, 2022
Cash	$870,715	$297,882
Digital Assets	127,840	94,102
Non-Unicoin Inc. Stock	1,771,180	-
Unicoin Inc. Shares of Common Stock	4,457,432	1,931,116
Unicoin Rights	17,135,029	8,175,000
Real Estate	13,129,514	2,300,000
Total	$37,491,710	$12,798,100

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non-Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin Rights – Based on fair value of Unicoin Rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate – Based on third-party appraisal as of or near the balance sheet date for the reporting period.

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to investors in its ongoing Unicoin Rights offering. Under the prepaid plan, the investor remits a cash or digital asset deposit (the “principal”) for a period of up to ten years. After the first year (the “maturity date”), the investor can either withdraw the principal or apply it towards the purchase of Unicoins at 20 cents per unit. As of December 31, 2023 and 2022, cumulative cash receipts of $1,938 thousand and $437 thousand, respectively, were recorded as Unicoin Rights financing obligation in connection with the prepaid plan. After five years following the deposit (the “interest vesting date”), $867 thousand of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of Unicoins. The remaining proceeds of $921 thousand did not include a contractual interest rate. As of December 31, 2023 and 2022, accrued interest recorded within the Unicoin Rights financing obligation amounted to $149 thousand and zero, respectively. Accrued interest under the prepaid plan has been calculated using the straight-line method, which approximates the effective interest method. The financing obligation did not include present value adjustments to account for lower than market interest rate, in relation to those transactions with no contractual interest, as such adjustments would have been immaterial.

ITSQuest Contingent Divestiture Amendment

In December 2022, the Company issued 20 million Unicoin Rights to the previous owners of ITSQuest as part of the consideration given in exchange for amending ITSQuest’s contingent divestiture provision. The accounting considerations of this transaction are discussed in Note 13. A total of $1,780 thousand was recorded relating to the Unicoin Rights financing obligation associated with these Unicoin Rights representing the approximate fair value of the Unicoin Rights at the time of issuance.

Unicoin Rights Issued to Related Parties

The Unicorn Rights issuances discussed above include a total of 977 million Unicoin Rights, and the respective Unicoin Rights Financing Obligation of $14,614 thousand, which represent the cumulative amounts issued to related parties during the year ended December 31, 2023 and 2022. The composition of these is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		December 31, 2023		December 31, 2022
Nature / Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	3,000,000	$30,000	3,000,000	$30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	542,425,284	54,242	542,014,208	54,201
Discretionary Awards	Officers, Directors & their Families	89,329,000	8,933	83,514,999	453,705
Consideration for Services	Officers, Directors & their Families	70,895,600	12,723,470	28,747,043	852,514
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	251,666,500	17,500	-	-
Total		977,316,384	$14,614,145	677,276,250	$3,170,420

Other Matters

As of December 31, 2023 and 2022, the Company $269 thousand and approximately $192 thousand, respectively, of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in other current liabilities on the consolidated balance sheet and in proceeds from sales of Unicoin Rights on the consolidated statements of cash flows.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 773,232,422 and 772,938,415 shares of common stock issued and 732,320,282 and 733,427,768 outstanding, net of treasury stock, as of December 31, 2023 and 2022, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the year ended December 31, 2023, the Company raised $41 thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a and 4b	8,000	$2.06	$16,500
Round 5*	6,979	3.58	25,000
Total stock issued	14,979		$41,500

*	In the year ended December 31, 2023, the Company issued 34 shares as part of Round 5 to correct a previously issued stock certificate. No additional proceeds were collected as part of the correction.

During the year ended December 31, 2022, the Company raised $1,499 thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a	92,500	$1.95	$180,003
Round 4b	24,001	3.21	76,998
Round 5	343,564	3.61	1,241,869
Total stock issued	460,065		$1,498,870

As discussed in Note 5, $23 thousand of the proceeds referred to above was received in the form of digital assets.

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

Repurchases of Common Stock

During the year ended December 31, 2023 and 2022, the Company repurchased 1,401,493 common stock shares and 4,236,898 common stock shares in exchange for consideration of $491 thousand and $675 thousand, respectively, which were recorded as treasury stock.

Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

Shares of common stock reserved for future issuance are as follows:

	December 31, 2023	December 31, 2022
Stock options outstanding (Note 9)	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,310,000	10,310,000
Restricted stock units (Note 9)	84,862	369,571

Dividend of Unicoins

As discussed in Note 7, in connection with a February 10, 2022 board consent, the Company declared a non-cash dividend of one Unicoin Right per each common share of record held on February 10, 2022. Approximately 731 million Unicoin Rights were issued as non-cash dividends aggregating to $73 thousand, or $0.0001 per share and was recorded as a reduction of additional paid-in-capital and an increase to the Unicoin Rights liability in the Company’s consolidated balance sheet. The dividend was recorded as a reduction of additional paid-in-capital because the Company is in an accumulated deficit position.

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

The Company recorded $0 thousand and $12 thousand of stock-based compensation expense related to stock option awards during the years ended December 31, 2023 and 2022, respectively. As discussed in Note 2, the Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term.

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

The assumptions used to determine stock-based compensation expense are as follows:

	December 31, 2023	December 31, 2022
Fair value of common stock	$0.32 - $0.36	$0.39 - $0.94
Expected term (in years)	10	10
Volatility	55.00% - 60.00%	58.00% - 64.00%
Risk-free rate	4.35% - 5.27%	2.30% - 4.40%
Dividend yield	-	-

The following is a summary of stock option activity and related information for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2022	58,737,070	$0.029		7.58	$58,764,812
Granted	17,541	1.030	$0.63
Exercised	(3,218,730)	0.002			3,280,250
Ending balance December 31, 2022	55,535,881	0.031		6.61	20,271,659
Vested and exercisable as of December 31, 2022	55,535,881	$0.031		6.61	$20,271,659

Beginning balance January 1, 2023	55,535,881	0.031		6.61	20,271,659
Granted	-	-
Exercised	-	-
Ending balance December 31, 2023	55,535,881	0.031		5.61	18,619,327
Vested and exercisable as of December 31, 2023	55,535,881	$0.031		5.61	$18,619,327

The intrinsic value of the stock options vested and exercisable as of December 31, 2023 and 2022 was $18,619 thousand and $20,272 thousand, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

As of December 31, 2023, there was no unrecognized equity-based compensation for stock options because all outstanding shares were fully vested.

The amount of cash received from exercise of share options during the years ended December 31, 2023 and 2022 was $0 thousand and $6 thousand, respectively.

Restricted Stock Units

RSUs Classified as Equity

During 2021, the Company amended certain employment agreements for some of its employees that enabled those employees to receive stock awards worth a fixed dollar amount, either: (i) at end of every month in certain instances; or (ii) on the first anniversary of their respective employments in other instances. The revised employment agreement specifies the maximum number of shares to be issued upon vesting to the respective employees. Equity-classified RSUs have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. These awards vest immediately.

RSUs Classified as a Liability

Prior to July 2021 the Company issued Restricted Stock Units (“RSUs”) in which the Company has an obligation to issue a variable number of shares that are based on a fixed monetary amount. These awards are classified as a liability. The Company measures the cost of employee services received in exchange for a liability classified award based on the fixed dollar value of the awards. As of December 31, 2022, no liability classified RSUs were outstanding; all had either been vested and issued or forfeited.

The following table summarizes information about RSUs as of and for the years ended December 31, 2023 and 2022:

	Liability Classified	Equity Classified	Total	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2022	172,247	616,550	788,797
Granted	-	219,830	219,830	$0.73
Vested	(99,534)	(367,480)	(467,014)
Forfeited	(72,713)	(99,329)	(172,042)
Ending balance - December 31, 2022	-	369,571	369,571

Beginning balance - January 1, 2023	-	369,571	369,571
Vested	-	(279,028)	(279,028)
Forfeited	-	(5,681)	(5,681)
Ending balance - December 31, 2023	-	84,862	84,862

The Company recorded $128 thousand and $60 thousand of stock-based compensation expense relating to both equity and liability classified RSU’s during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022 substantially all stock-based compensation expense was classified as general and administrative expense.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common stock shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of December 31, 2023 and 2022 all warrants were classified as equity with a weighted average grant date fair value of $0.02.

The Company did not have new issuance of warrants, exercise of warrants, or forfeiture during year ended December 31, 2023 or 2022, respectively. The outstanding warrants was 10,310 thousand as of December 31, 2023 and 2022, and weighted average grant date fair value was $0.02.

NOTE 11 – LEASES

As discussed in Note 2, the Company adopted ASC 842 effective January 1, 2022 and applied a modified retrospective transition approach. The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of December 31, 2023, the remaining lease term of the Company’s operating leases ranges from less than one year to five years.

The components of operating lease expense are as follows:

	Year Ended December 31,
	2023	2022
Operating lease expense	$189,577	$168,000
Short-term lease expense	137,724	134,000
Total operating lease expense	$327,301	$302,000

As discussed in Note 2, the Company elected to exclude leases with a term of 12 months or less from its consolidated balance sheets. For the year ended December 31, 2023, the Company recorded operating lease expense of $138 thousand for those short-term leases.

Supplemental balance sheet information related to operating leases was as follow:

	As of December 31,
	2023	2022
Operating leases
Assets:
Operating lease right-of-use assets	$313,655	$349,631
Liabilities:
Current portion of operating lease liabilities	$159,679	$149,802
Operating lease liabilities, noncurrent	160,470	199,629
Total operating lease liabilities	$320,149	$349,431
Other information:
Weighted-average remaining lease term (in years)	1.8	1.9
Weighted-average discount rate %	10.00%	10.00%

As of December 31, 2023, maturities of operating lease liabilities were as follows:

Amount
2024	$184,157
2025	115,811
2026	37,767
2027	12,578
2028	10,915
Future operating lease payments	361,228
Imputed interest	(41,079)
Total operating lease liabilities	$320,149

The Company did not have any finance leases during the years ended December 31, 2023 or 2022.

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

As discussed in Note 2, the Share Exchange Agreement that the Company entered into in order to acquire a majority stake in ITSQuest, contains a contingent divestiture provision whereby if certain conditions are not met the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the Exchange Agreement. Refer to Note 13 for discussion regarding the trigger events of the contingent divestiture agreement. Such an event would cause the loss of ITSQuest-associated revenue to the Company while resulting in the Company having issued equity to the ITSQuest founders for only nominal consideration.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loan from Chief Executive Officer

During the second half of the year ended December 31, 2022, Alex Konanykhin, CEO and a director of the Company made interest-free advances totaling $645 thousand to the Company. These advances were for general corporate purposes. The Company paid the full amount of loan payable during the year ended December 31, 2023.

During the fourth quarter of the year ended December 31, 2023, the Company made vendor payments using the CEO’s personal digital assets of $51 thousand. As of the date this Annual Report on Form 10-K was filed with the SEC, the full amount of loan payable as of December 31, 2023, was paid by the Company. The $51 thousand and $645 thousand balance as of December 31, 2023 and 2022, respectively, are included in the Company’s consolidated balance sheet as related party loan payable and are classified as a current liability.

Unicoin Rights Issued to Related Parties

As discussed in Note 7, a total of 977 million Unicoin Rights valued at $14,614 thousand and 677 million Unicoin Rights valued at $3,170 thousand were issued to related parties during the year ended December 31, 2023 and 2022, respectively.

Extension of ITSQuest’s Contingent Divestiture Provision

On December 28, 2022, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2024 (i.e., by an additional 24 months). The original trigger event provided that if the Company did not engage in a public offering of its securities at a price of at least $10.00 per share by December 31, 2022, the Company would divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the original SEA. In addition to extending the date of the trigger event to December 31, 2024, the Amended SEA incorporated a second trigger event, also required to be achieved on or before December 31, 2024, whereby ITSQuest would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “Unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

As consideration for the Amended SEA, 1,500,000 of the Company’s 3,500,000 shares subject to a holdback provision regarding tax liabilities (the “holdback provision”), pending resolution of the ITSQuest tax liability that existed at the time of ITSQuest’s acquisition, were released to the sellers of ITSQuest and 20,000,000 Unicoin Rights were issued upon its execution. The sellers of ITSQuest are a related party as they are employees and stockholders of Unicoin Inc. After release of the aforementioned shares, upon signing the Amended SEA, 2,000,000 shares of common stock remain subject to the holdback provision.

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

As a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,279 thousand, revenues of $16,708 thousand, and generated gross margins of $3,133 thousand, respectively, as of and for the year ended December 31, 2023, respectively.

NOTE 14 – INCOME TAXES

The components of income tax provision are as follows:

	2023	2022
Current:
U.S. federal	$185,226	$93,678
U.S. state	40,360	25,687
Total current expense	225,586	119,365
Deferred:
U.S. federal	(790,546)	36,430
U.S. state	(16,285)	7,974
Total deferred expense	(806,831)	44,404
Total income taxes	$(581,245)	$163,769

The tax effects of temporary differences and tax loss carry forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2023 and 2022 are comprised of the following:

	2023	2022
Deferred income tax assets:
Net operating loss carry-forwards	$21,916,489	$20,722,276
Accrued expenses	5,685,725	2,774,859
Impairment of digital assets	152,766	153,217
Disallowed loss on digital assets	262,508	259,946
Outside basis difference on ITSQuest investment - contingent consideration	-	432,538
Operating lease liabilities	79,423	86,640
Other	6,358,995	10,012
Total deferred income tax assets	34,455,906	24,439,488

Deferred income tax liability:
Intangible assets	(670,336)	(759,295)
Outside basis difference on ITSQuest investment - acquisition equity	(459,292)	(461,698)
Unicorn Hunters unexercised stock options and warrants	(1,810,200)	(1,810,200)
ITSQuest tax accounting method	(398,142)	(385,079)
Operating lease right-of-use assets	(77,820)	(86,697)
Other	(7,600)	(9,876)
Total deferred income tax liability	(3,423,390)	(3,512,845)

Net deferred tax assets	31,032,516	20,926,643
Valuation allowance	(31,367,136)	(22,068,096)
Net deferred income tax liability	$(334,620)	$(1,141,453)

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2023 and 2022 with the exception of deferred taxes related to ITSQuest, a majority owned company. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the net deferred tax assets will not be realized. During the years ended December 31, 2023, and 2022, there was an increase of $9,299 thousand and $6,944 thousand to the valuation allowance, respectively. The Company’s valuation allowance was $31,367 thousand and $22,068 thousand as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company’s tax return filing group, Unicorns, Inc. and Subsidiaries had federal net operating loss carry-forwards of approximately $67,045 thousand, of which $275 thousand were generated prior to 2018 and will begin expiring in 2036. The remaining $66,770 thousand can be carried forward indefinitely. As of December 31, 2023, the Company had state net operating loss carry-forwards of approximately $39,223 thousand. The state net operating loss carry-forward will begin expiring in 2036. As of December 31, 2023, the Company’s majority owned investments in ITSQuest, Inc. and Unicorns, Inc. had federal net operating losses generated after 2018 of $0 and $25,014 thousand, respectively. ITSQuest, Inc. and Unicorns, Inc. had no state operating losses.

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	2023	2022
Current:
Tax at U.S. statutory rate	$(8,047,197)	$(7,132,345)
State tax provision	(1,234,213)	515,552
Rate change	15,777	(343,623)
Deferred tax true up	(594,075)	136,555
Other	(20,576)	43,296
Change in federal and state valuation allowance	9,299,040	6,944,334
Total income taxes	$(581,244)	$163,769

As of December 31, 2023, and 2022, the Company had $97 thousand and $2,448 thousand, respectively, of unrecognized tax benefits that, if recognized, would not impact the Company’s effective tax rate because of the Company’s net operating loss carryforwards and the related valuation allowance. The total amount of unrecognized tax benefits could change within the next 12 months for a number of reasons, including audit settlements, tax examination activities, and the recognition and measurement considerations under this guidance.

The Company applies ASC 740 to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. The following is a tabular reconciliation of our total gross unrecognized tax benefits:

	2023	2022
Balance as of January 1	$2,448,435	$2,876,281
Reversals related to the prior year	(2,361,541)	(446,813)
Additions related to the current year	10,240	18,966
Balance as of December 31	$97,314	$2,448,435

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

In November 2019, ITSQuest received final notice of proposed adjustments primarily related to the New Mexico Taxation and Revenue Department’s interpretation of the applicability of the gross receipts tax to staffing agencies. ITSQuest appealed the proposed adjustments. On June 17, 2021, the New Mexico tax authorities issued a decision denying ITSQuest’s protest and upholding ITSQuest’s assessment of $3,019 thousand in gross receipt tax plus applicable penalty and interest. The Company continues to accrue interest as an increase to both the tax liability and the indemnification asset. As of December 31, 2023 and 2022 the total liability, including penalty and interest, was $4,922 and $4,660, respectively. The related indemnification asset amounts were the same as the liability amounts.

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

Calculation of net losses per share is as follows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
Basic and Diluted:	2023	2022
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(38,805,018)	$(32,623,856)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,395,464	733,825,955

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.05)	$(0.04)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive, as adjusted to give effect to the Stock Split:

	Fiscal Years Ended
	2023	2022
Stock options outstanding (Note 9)	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,310,000	10,310,000
Restricted stock units (Note 9)	84,862	369,571

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

Our reportable segments consist of SaaS, TaaS and Unicorn Hunters. We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocate resources, make operating decisions and evaluate operating performance. The Company’s CODM is the Chief Executive Officer. Our CODM reviews financial information presented on a consolidated basis accompanied by information about revenue and cost of revenue by services type along with gross profit for purposes of allocating resources and evaluating financial performance, as such we have disclosed segment information up to gross profit for each operating segment. Furthermore, our revenues are derived from the United States and foreign countries which includes the South American and European regions (“Foreign countries”).

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the years ended December 31, 2023, and 2022:

	Years Ended December 31,
	2023			2022
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$19,030,225	$394,728	$19,424,953	$17,726,026	$1,114,474	$18,840,500
Subscription revenues	1,220	11,396	12,616	2,288	18,175	20,463
Unicorn Hunters	1,512,293	-	1,512,293	-	4,353,000	4,353,000
Total revenues	$20,543,738	$406,124	$20,949,862	$17,728,314	$5,485,649	$23,213,963

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2023, and 2022:

	Years Ended December 31, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$12,616	$19,424,953	$1,512,293	$20,949,862
Cost of revenues	-	15,571,071	34,634	15,605,705
Gross profit (loss)	$12,616	$3,853,882	$1,477,659	$5,344,157

	Years Ended December 31, 2022
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$20,463	$18,840,500	$4,353,000	$23,213,963
Cost of revenues	206	14,483,080	5,956,932	20,440,218
Gross profit (loss)	$20,257	$4,357,420	$(1,603,932)	$2,773,745

There were no material transactions between reportable segments during the years ended December 31, 2023 and 2022.

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

Unicoin Rights Issued and Repurchased

For the period from January 1, 2024 through the date of this Annual Report on Form 10-K, we have received cash funding of $603 thousand, all from issuances of Unicoin Rights. During the same period, the Company also repurchased 13,173,000 Unicoin Rights from investors for a total amount of $197,595.

For the period from January 1, 2024 through the date of this Annual Report on Form 10-K, 1,081,900 Unicoin Rights were given away for no consideration.

Unicorns Ownership

On February 21, 2024, the Company’s majority owned subsidiary, Unicorns, issued 5,000,000 common stock shares to Chris Wagner, an Executive Producer for the Unicorn Hunters show. This issuance was compensation in connection with the completion of Season 1 of the Unicorn Hunters show.

On March 11, 2024, Moe Vela sold his entire ownership in Unicorns of 7,500,000 common stock shares to the Company, in exchange for 1,500,000 Unicoin Rights. Based on our assessment of fair value of Unicoin Rights as of December 31, 2023, prepared with the assistance from third party valuation advisors, the exchanged Unicoin Rights are valued at approximately $689 thousand.

The following table summarizes the changes in ownership:

Shareholder Name	Issue Date	No. of Shares Outstanding		Percentage Owned		Relationship of Shareholder
		December 31, 2023	April 1, 2024	December 31, 2023	April 1, 2024
Unicoin, Inc.	April 8, 2021	50,000,001	57,500,001	66.67%	71.88%	Majority Owner
Alex Konanykhin	April 8, 2021	5,000,000	5,000,000	6.67%	6.25%	Unicoin’s Chairman and Chief Executive Officer
Silvina Moschini	April 8, 2021	5,000,000	5,000,000	6.67%	6.25%	Current Unicorns Chief Executive Officer
Moe Vela	April 8, 2021	7,500,000	-	10.00%	0.00%	Former Director of Unicoin’s Board
Craig Plestis	April 8, 2021	5,000,000	5,000,000	6.67%	6.25%	Executive Producer of Unicorn Hunters
Andrew Winn	April 8, 2021	2,500,000	2,500,000	3.33%	3.12%	Unicoin’s Chief Financial Offier
Chris Wagner	February 21, 2024	-	5,000,000	0.00%	6.25%	Executive Producer of Unicorn Hunters

Asset Swap Agreements

In relation to an Asset Swap Agreement the Company entered on July 27, 2023 with Eugenio de la Torre, a U.S. resident, wherein the Company agreed to provide a total of 36,400,000 Unicoin rights in exchange for real estate assets consisting of an agricultural farm called La Esperanza in Cumaribo, Vichada, Colombia.  The close date for this transaction was January 19, 2024, the date the title of the farm was transferred to the Company.

In relation to an Asset Swap Agreement the Company entered on October 9, 2023, with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 Unicoin rights in exchange for real estate assets consisting of 175.265 square meters land, located in 175.265 square meters land located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela.  While the Company has received all required documents from the seller and completed its due diligence in March 2024, the Company has not issued the Unicoin rights for this transaction, as it awaits final internal approvals.

Acquisition of Beneficial Ownership in Long Island Investments Ltd. and Newport Harbour Ltd

On February 1, 2024, the Company issued a press release announcing that it has entered into two agreements to acquire the beneficial ownership in Long Island Investments Ltd. and Newport Harbour Ltd. The Company is acquiring the beneficial interest of all the shares in these two companies that own, collectively, approximately 7,721 acres of land located in the islands of the Bahamas, including Long Island and Andros Island, effectively acquiring the beneficial ownership in the lands. The sellers are several individual Bahamian citizens who are the shareholders of the two entities. Pursuant to the agreements, the sellers will acquire rights to obtain 1,108,863,283 Unicoins, reflecting a total value of $554,431,641 at the current investor price of $0.50 per Unicoin, subject to completion of due diligence. New World Properties, an SPV domiciled in the Bahamas, is to receive the Unicoin Rights.

INX Offering

On March 18, 2024 the Company began offering up to 10 million Unicoin Rights for $0.50 each through the INX platform, pursuant to terms and conditions where are set forth in a private placement memorandum dated February 27, 2024 (the “INX Offering”). The INX offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act and Rule 506(c) and Regulation S thereunder. For its services in conducting the INX Offering and processing direct sales, INX Securities LLC, a FINRA and SEC U.S.-registered broker-dealer, will receive a 5% commission on all sales made in the INX Offering. As of March 22, 2024, $13,333 had been raised in the INX Offering.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the periods ending December 31, 2023 and 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2023, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2023, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

While we continue working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	other information

None.

Item 9C.	Disclosure regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors as of the day of this Annual Report on Form 10-K:

Name	Age	Position
Silvina Moschini	52	Chief Executive Officer of Unicorns Inc.
Alex Konanykhin	57	Chairman of the Board and Chief Executive Officer
Andrew Winn	55	Chief Financial Officer
Petr Smirnov	39	Chief Technology Officer
Richard Devlin	52	Senior Vice President, General Counsel and Secretary
Alex Dominguez	53	Chief Investment Officer
Mariano Dall’Orso	55	Chief Operating Officer
Deniece Ky	53	Principal Accounting Officer
Guillermo Diaz	58	Director
Pilar Manchón	51	Director

Executive Officers and Directors

Silvina Moschini

Ms. Moschini is a Co-Founder of the Company and served as the Chairwoman and President of the Company since its founding in 2015. In December 2023, she resigned from her role as President, and was named CEO of the Company’s Unicorns Inc. subsidiary. In March 2024, Ms. Moschini resigned from the Board of Directors of the Company. Prior to her roles at the Company, Ms. Moschini was Vice President of Corporate Communications at Visa International from 2002 to 2003, where she developed the public relations function, further positioning Visa as one of the most globally valued brands. She joined Visa from Patagon.com, the Internet branch of Santander Central Hispano Group, where she was Vice President of Corporate Communications from 2001 to 2002. Prior to joining Patagon, Ms. Moschini was the Public Relations manager for Compaq Computer Corporation Latin America from 1999 to 2001, creating the Public Relations Department and supervising the implementation of the communications strategy in the region. Ms. Moschini is also the founder of SheWorks, Inc., where she has served as its Chief Executive Officer and a director since November 2016 and the founder of Yandiki, Inc., where she has served as its Chief Executive Officer and a director from August 2014 until June 2023 when Yandiki was merged into SheWorks. Ms. Moschini is also a board member, CEO, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. Ms. Moschini has a B.S. in public relations from Universidad Argentina de la Empresa (Buenos Aires, Argentina) and a degree in marketing from New York University. She also completed a master’s course in public relations from the University of Houston in Texas and graduate courses in web communications and social media at the Libera Università di Lingue e Comunicazione and the Università Commerciale Luigi Bocconi, both in Milan, Italy. Ms. Moschini was selected to serve on the board due to her extensive experience and leadership skills, including being responsible for developing the Company’s industry-leading operating platform.

Alex Konanykhin

Mr. Konanykhin is a Co-Founder of the Company and has served as the Chief Executive Officer and a director of the Company since its founding in 2015. Mr. Konanykhin was named Chairman of the Board on March 21, 2024, upon the resignation of Silvina Moschini from her role as Chairworman and resignation from the Board of Directors. Mr. Konanykhin is a serial entrepreneur, author and business expert. At the age of 23, he founded the Russian Exchange Bank, becoming one of the wealthiest men in post-Communist Russia. After defecting to the United States in 1992, he created KMGi in 1997, an international award-winning production studio that is widely recognized by leading publications such as Forbes and CNN as the “Future of the Internet” for innovative implementations of cutting-edge technology. KMGi developed a variety of businesses, including Intuic, Unicoin Inc., Yandiki, KMGi Studios, WikiExperts, ForWellConnected, Stock4Services and Services4Stock. He has also been a member of the board of directors of SheWorks, Inc. since 2016 and Yandiki, Inc. since 2014 and has served as the Chief Executive Officer and a member of the board of directors of Unicorns since November 2020. Most recently, Mr. Konanykhin has founded and become a board member, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. He has an MBA from the Edinburgh Business School. Mr. Konanykhin is qualified to serve on the board with his significant sector experience and key leadership skills.

Andrew Winn

Mr. Winn has served as the Chief Financial Officer of the Company since 2020. He is responsible for all duties of the CFO function, including accounting, reporting functions, investor relations, fundraising and investment presentations. He also has served as the Company’s Chief Investor Relations Officer since 2017. Prior to joining the Company, Mr. Winn was a trader at Mid Atlantic Capital Group Inc. from 2013 through 2017. While there, Mr. Winn successfully executed fixed income trades for investment grade, high yield, structured and emerging market bonds and further enhanced and incorporated electronic trading platforms into the existing trading framework. He also significantly increased the visibility of the firm by building relationships and executing many trades in the United States and overseas. Mr. Winn earned a bachelor’s degree in finance and accounting at the University of Berkeley and an MBA from Santa Clara University. He also took courses for a master’s degree in taxation at Golden Gate University and earned the Chartered Financial Analyst designation. Mr. Winn brings to the board extensive experience related to financial reporting, internal controls, compliance, risk and regulatory strategy, developed from over 18 years of experience in accounting and investment functions in large investment institutions.

Petr Smirnov

Mr. Smirnov is a seasoned business technology executive with an extensive track record in aligning technology to business results, delivering enterprise solutions and implementing large-scale technology vision. Mr. Smirnov has served as the Chief Technology Officer for the Company since June 2015 (initially with KMGi Group, then TransparentBusiness, Inc.). He helped develop the original TransparentBusiness software for remote workforce management. Mr. Smirnov attended the Taganrog State University of Radio Engineering from 2001 to 2006, where he received a Bachelor’s degree in Information Technologies.

Richard Devlin

Mr. Devlin has served as Senior Vice President and General Counsel of the Company since June 2022, and was named Secretary in February 2023. Prior to joining the Company, he represented the Company as outside counsel beginning in 2018. In 2016, Mr. Devlin founded Forefront Legal Group, LLC, a Pennsylvania-based law firm which provides counsel to small businesses on contractual issues, capital raising and formation. Mr. Devlin served as General Counsel of Aston Chase from 2018 to 2019. From 2012 to 2018, he served as Vice President and Counsel for Lombard International, a private investment services company with a $39 billion portfolio of privately placed assets. There, he assisted with structuring and providing regulatory advice regarding managed asset accounts, mutual funds and hedge funds. Mr. Devlin has a B.S. in Finance from American University and a J.D. from the University of Pittsburgh School of Law.

Alex Dominguez

Mr. Dominguez has served as Chief Investor Relations Officer since April 2022 and was promoted to Chief Investment Officer in December 2023. Mr. Dominguez was Executive VP of Corporate Development for the Company from March to April of 2022. He has held multiple sales management roles over the years in various large multinational pharmaceutical and biotech firms such as Sanofi Aventis and Abbott Labs. Most recently, from 2020 to 2022, he helped launch the world’s first FDA approved treatment for Peanut allergy while working for startup Aimmune Therapeutics which was bought out by Nestle Health Sciences in 2020. Prior to that, he spent six years at the largest manufacturer of generic pharmaceuticals at the time Teva Pharmaceuticals based in Israel. While at Teva, he helped grow worldwide market share of various respiratory and CNS drugs such as QVAR and AJOVY while a member of the sales and marketing team. Mr. Dominguez has also held Series 3, 7, 24, 30 and 63 FINRA securities licenses in the past and has five years of experience as a retail stockbroker in the US equities market. Mr. Dominguez received an MBA degree from Barry University in 1994 with a concentration in Public Administration. He earned his undergraduate degree in Finance / International Business from Florida International University in 1991.

Mariano Dall’Orso

Mr. Dall’Orso is Unicoin Inc.’s Chief Operating Officer, responsible for creating and executing all internal operational strategies necessary to achieve the company’s goals. During his tenure, he has occupied cross functional roles of increasing responsibility and leadership positions globally. Prior to joining Unicoin Inc., Mr. Dall’Orso was Senior Vice President and Head of Latin America & Head of North America Interchange Billers Sales Solution at ACI Worldwide, from 2021 to 2023, where he played a leading role in the firm’s global expansion and digitalization. Prior to that, Mr. Dall’Orso was co-Founder and Partner at Standardlogix USA from 2019 to 2021, and as Global Head of Products, Services and Go-to-Market for Western Union, from 2017 to 2019. Over the span of his 35 years career, Mr. Dall’Orso has also worked with Lucent Technologies (USA), Telefonica (Europe and Latin America), Exxon Corporation (South America), DHL (Americas) & Western Union (Worldwide). In addition, he has also held several academic and lecturing positions at the University of Buenos Aires. Mr. Dall’Orso has served on the boards of GKMS, YPO, Take Stock in Children, ExpoCredit, Junior Achievement Americas, FIU, WLRN, National Public Radio and PBS. He is a committed contributor to several national & international not-for-profit organizations. Mr. Dall’Orso holds an MBA from London Business School, an MBA IEP from Northwestern University, Executive Education at Harvard, Stanford and Wharton School of Business, Postgraduate degrees in Marketing and Psychology and a B.A. in Economics from the University of Buenos Aires. He is trilingual in English, Spanish and Portuguese and conversational in French & Italian.

Deniece Ky

Ms. Ky has served as Principal Accounting Officer of the Company since November 2020, where she has been responsible for all the Company’s finance and accounting functions. Ms. Ky manages financial reporting, internal controls and processes, corporate taxes and filings, audits, accounting and internal compliance, systems integration and prepares the books, systems and processes to ensure IPO readiness. Prior to joining the Company, Ms. Ky served as Corporate Controller of Milestone Technologies from May 2018 through November 2020. At Milestone Technologies, Ms. Ky managed the financial processes for general and internal accounting and was responsible for audits, statutory reporting and handling the taxes of the business. She further led a team of individuals who were responsible for cash, job costing, expense reports, payroll and accounts payable. Ms. Ky also has nearly four years of experience, beginning in July 2014, as the Manager of Project, General Accounting & SOX PMO of Seagate Technology. In that role, she acted as the financial project lead for SAP to Oracle R12 and Oracle 11i to R12 implementation. She also led SOX compliance execution and provided internal controls related knowledge and guidance to SOX 404 leads. She has a BA in Business Administration, Accounting and Finance.

Guillermo Diaz

Mr. Diaz was elected as a Director of Unicoin Inc. in October 2023. Mr. Diaz is an accomplished, dynamic, and connected leader, with extensive experience and strategic acumen in technology and business transformation and has received numerous industry awards and recognitions throughout his career. He has served on the Board of Directors of Blue Shield of California from September 2020 to the present, and is currently the CEO of Conectado, Inc., a company he founded, which is an AI platform that accelerates classroom to career opportunities for underrepresented individuals. Prior to that, Mr. Diaz served as SVP and Chief Information Officer of Cisco Systems, Inc. from 2015 to 2020, where he also held the positions of SVP, Connected Architecture and Applications (2011-2015), VP, Cisco Services Business Unit (2005-2011) and Sr. Director, Internet Infrastructure & Capabilities (2000-2005). Prior to working at Cisco, Mr. Diaz held several prominent roles at Silicon Graphics, Inc., Intelligent Electronics, Inc. and ALZA Corporation. Mr. Diaz is a US Navy veteran, where he served as a Communications Control Specialist and Supervisor. He received a BS of Business Administration from Regis University, was an honor student in the United States Navy – Naval Apprentice School, and also completed the CIO Institute Program at University of California, Berkeley.

Pilar Manchón

Dr. Manchón, Senior Director of AI Research Strategy at Google Research since October 2019, joined the Unicoin Inc. Board of Directors in May 2023. Dr. Manchón’s experience in the technology industry will be instrumental to achieving the company’s strategic objectives, which include making Unicoin the number one equity-backed security token in the world. Dr. Manchón holds multiple board and advisory roles. She is a Director of Eventbrite, (August 2023 to present), Director of Universal Diagnostics S.A. (July 2023 to present), board member of the Andalusian AI Strategy Counsel (June 2022 to present), board member of the National AI Strategy Counsel (Spain) (July 2020 to present), member of the board of the California – Spain Chamber of Commerce (September 2020 to present), member of the Board of Advisors of Latinas in Tech (January 2020 to present), Strategic Advisor to Universidad Internacional de Andalucia (April 2020 to present), Associate Partner and Continuous Ventures (December 2019 to present), International Advisory Board Member of W Startup C (August 2019 to present), Strategic Advisor to Skylake Capital (August 2019 to December 2021), Investor-Advisor at Smart IoT Labs (August 2019 to March 2021. She also served as VP of Engineering, Conversational AI at Roku Inc. from July 2018 to August 2019. Dr. Manchón earned a PhD in Computational Linguistics from Universidad de Sevilla in 2009, Dr. Manchón is passionate about using AI to solve real-world problems, and she is committed to making AI accessible to everyone. She is a strong advocate for diversity and inclusion in the AI community, and she is a role model for women in STEM. Among other notable achievements, Dr. Manchón was appointed to the Council of Experts for AI Strategy of the Government of Spain. She is also the Executive Sponsor of multiple initiatives on AI Excellence in Europe and LATAM and has also been named multiple times one of the Top 100 Most Influential Hispanic Leaders in Tech in the US, as well as one of the Top 100 Women Leaders in Spain.

Family Relationships

Silvina Moschini, the Company’s former President and Chairwoman of the Board, was previously married to Alex Konanykhin, a director and the Chief Executive Officer of the Company, until December 2022.

Item 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section describes the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers whom we refer to as our “named executive officers.” For the year ended December 31, 2023, our named executive officers were:

●	Alex Konanykhin, our Chief Executive Officer;

●	Alex Dominguez, our Chief Investment Officer; and

●	Petr Smirnov, our Chief Information Officer.

To date, the compensation of our named executive officers has consisted of a combination of base salary, cash incentive compensation and long-term incentive compensation, as more fully described below. Our named executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans. As we transition from a private company to a publicly traded company, we intend to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alex Konanykhin	2023	316,000	23,700	-	-	14,334	354,034
Chief Executive Officer	2022	316,000	50,125	-	-	40,691	406,816

Alex Dominguez	2023	167,769	12,583	-	-	1,497,840	1,678,193
Chief Investment Officer	2022	117,923	10,000	-	-	21,589	149,512

Petr Smirnov	2023	369,122	12,060	-	-	10	381,192
Chief Information Officer	2022	642,797	4,166	-	652	1,625	649,240

Narrative to the Summary Compensation Table

Employment Arrangements with our Named Executive Officers

All of our named executive officers are employees-at-will and we have not entered into any employment, severance, change in control or similar agreements with any of them, nor are we otherwise currently responsible for any payment upon the termination of their employment.

Base Salaries

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions. Base salaries are reviewed annually, typically in connection with our annual performance review process and adjusted from time to time to realign salaries with market levels, when applicable, after taking into account individual responsibilities, performance and experience.

Bonuses

Annual cash incentive awards are used to motivate and reward our employees. We do not maintain a formal annual cash incentive award plan. Instead, such awards are determined on a discretionary basis and are generally based on individual and Company performance.

Equity Awards

Equity incentive compensation in the form of stock awards and option awards is used to promote performance-based pay that aligns the interests of our executive officers with the long-term interests of our equity-owners and to enhance executive retention.

All Other Compensation

We issue Unicoin Rights to our executive officers as a form of other compensation. The amounts listed in the table above under the column “All Other Compensation” include the dollar value of the total Unicoin Rights each named executive officer received during the fiscal years ended 2023 and 2022.

We also offer participation in broad-based retirement, health and welfare benefit plans to all of our employees. We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. In addition, we do not provide perquisites to our named executive officers.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Alex Konanykhin	2/26/2020	1,928,830	-	0.0010	2/26/2030	-	-
Alex Dominguez	-	-	-	-	-	-	-
Petr Smirnov	10/31/2021	2,500,000	-	0.0010	10/31/2031	-	-
	2/2/2022	1,042	-	1.0300	2/2/2032	-	-

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the year ended December 31, 2023. We do not have any formal agreements or arrangements with our non-employee directors to pay for their services. During the year ended December 31, 2023, Alex Konanykhin, our Chief Executive Officer, and Silvina Moschini, current Chief Executive Officer of Unicorns Inc. and our former President, also served as members of our board of directors. Mr. Konanykhin’s detailed compensation is described in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jason Felts(1)	$-	$123,452	$123,452
Christopher Carter(2)	$-	$1,184,667	$1,184,667
Guillermo Diaz(3)	$-	$87,033	$87,033
Pilar Manchón(4)	$-	$151,106	$151,106

(1)	Mr. Felts served on the Board of Directors from August 2022 until January 2023.
(2)	Mr. Carter served on the Board of Directors from August 2022 until September 2023.
(3)	Mr, Diaz was elected to serve on the Board of Directors, effective May 24, 2023.
(4)	Ms. Manchón was elected to serve on the Board of Directors, effective September 21, 2023.

Each member of the Board of Directors receives one hundred thousand (100,000) Unicoin Rights per month, which comprise the total compensation that each such member receives. The amounts listed in the table above represent the dollar value of the total Unicoin Rights each director received during the fiscal year ended 2023.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date hereof regarding beneficial ownership of our common stock (a) prior to this offering and (b) as adjusted to give effect to this offering, by:

●	each person known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers and directors; and

●	all of our current directors and executive officers as a group.

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2023. Applicable percentage ownership in the following table is based on 732,533,604 shares of common stock issued and outstanding as of the date hereof.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated, the address for each listed stockholder is c/o Unicoin Inc., 228 Park Ave South 16065, New York, New York.

	Shares Beneficially Owned Before This Offering		Shares Beneficially Owned After This Offering
Name and Address of Beneficial Owner(1)	Number	Percent	Number	Percent
5% Stockholders:
Silvina Moschini	278,726,712	38.05%
Alex Konanykhin	268,151,678	36.61%
Named Executive Officers and Directors:
Silvina Moschini	278,726,712	38.05%
Alex Konanykhin	268,151,678	36.61%
Petr Smirnov	2,067,283	*
Alex Dominguez	226,667	*
Guillermo Diaz	800,000	*
Pilar Manchon	-	-

All current directors and executive officers as a group (ten persons)	549,972,340	75.08%

*	Denotes less than 1% beneficial ownership.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed $120,000; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

Related Party Transactions

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.

During the second half of the year ended December 31, 2022, Alex Konanykhin, CEO and a director of the Company made interest-free advances totaling $645 thousand to the Company. The $645 thousand balance as of December 31, 2022 and $294 thousand as of September 30, 2023, respectively, is included in the Company’s consolidated balance sheet as related party loan payable. These advances were for general corporate purposes. During the three months and nine months ended September 30, 2023, the Company repaid $101 thousand and $351 thousand, respectively, to Alex Konanykhin.

Alex Konanykhin is the Chief Executive Officer of the Company and its subsidiary SheWorks!, and was Chief Executive Officer of its subsidiary Unicorns until Silvina Moschini was appointed to that role in December 2023, and received $406,816 in compensation from the Company in 2022, as set forth in the Summary Compensation Table above. Mr. Konanykhin directly owns 6.25% of Unicorns.

Ms. Moschini and Mr. Konanykhin have served as promoters of the Company. In exchange, Ms. Moschini received a split-adjusted 280,000,000 Founder’s shares and Mr. Konanykhin received a split-adjusted 270,000,000 Founder’s shares at a par value of $0.001 per share. Both Ms. Moschini and Mr. Konanykhin rendered services to the Company as directors (until Ms. Moschini’s resignation from the Board of Directors in March 2024) and Mr. Konanykhin renders services to the Company as an executive officer.

Silvina Moschini and Andrew Winn are executive officers of the Company’s subsidiary Unicorns. Ms. Moschini directly owns 6.25% of Unicorns and Mr. Winn directly owns 3.12% of Unicorns.

The Company provided intercompany loans to its subsidiary, Unicorns, to fund the production related expenses of the Unicorn Hunters show. Outstanding balances as of December 31, 2023 and December 31, 2022 amounted to $26,430 thousand and $26,395 thousand, respectively, which accrues interest at an annual rate of Prime +1%.

Director and Officer Indemnification and Insurance

We plan to enter into indemnification agreements with each of our directors and executive officers and plan to purchase directors’ and officers’ liability insurance. See “Description of Capital Stock - Limitations on Liability and Indemnification Matters.”

Related Person Transaction Policy

Our board of directors will adopt a written related person transaction policy, to be effective upon the closing of this offering, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee will be tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

Director Independence

As of the date of this Annual Report on Form 10-K, the Company has three directors. Two of such directors, Pilar Manchon and Guillermo Diaz, are independent directors. Therefore, the majority of the members of the board of directors as currently composed qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that a director is not, and has not been for at least three years, one of the Company’s employees and that neither the director, nor any of his or her family members, has engaged in various types of business dealings with us.

Item 14.	Principal ACCOUNTANT fees and services

The following table presents fees billed for professional audit services and other services rendered to the Company by Kreit & Chiu for the years ended December 31, 2023 and 2022, respectively. The dollar amounts in the table and accompanying footnotes are in thousands.

	2023	2022
Audit Fees (1)	$375	$370
Audit-Related Fees	9	9
Tax Fees	-	-
All Other Fees (2)	-	-
Total	$384	$379

(1)	Audit Fees consist of fees billed for professional services rendered for the annual audit and quarterly reviews of the Company’s consolidated financial statements, as well as services that generally only the Company’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings.
(2)	Audit-related fees consist of fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees”.

PART IV

Item 15.	ExhibitS, FINANCIAL STATEMENTS Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

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

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between Unicoin Inc., Unicorns, Inc. and Alexander Konanykhin*
10.3	Amendment to Share Exchange Agreement, effective on December 28, 2022, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.10	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC*
10.11	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

Item 16.	fORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unicoin Inc.

Date: April 1, 2024	By:	/s/ Alex Konanykhin
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

SIGNATURE	TITLE	DATE

/s/ Alex Konanykhin	Chief Executive Officer and Chairman of the Board	April 1, 2024
Alex Konanykhin	(principal executive officer)

/s/ Andrew Winn	Chief Financial Officer	April 1, 2024
Andrew Winn	(principal financial officer)

/s/ Deniece Ky	Principal Accounting Officer	April 1, 2024
Deniece Ky	(principal accounting officer)

/s/ Guillermo Diaz	Director	April 1, 2024

/s/ Pilar Manchón	Director	April 1, 2024