Form 10-Q
period 2024-03-31
Unicoin Inc.
filed 2024-05-15
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 732,635,527 shares of the Registrant’s common stock outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of Unicoin Inc. (hereinafter referred to as “Unicoin Inc.”, “we”, “our”, or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Quarterly Report on Form 10-Q, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties. There are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2024 AND DECEMBER 31, 2023 AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023:

Condensed Consolidated Balance Sheets (Unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	3

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)	4

Condensed Consolidated Statements of Cash Flows (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$4,345,161	$6,462,171
Accounts receivable, net
Trade receivables payable in cash	2,143,896	2,331,888
Unicorn Hunters non-cash receivables (Note 4)	1,509,528	1,509,528
Prepaid expenses and other current assets	1,378,665	1,275,102
Indemnification asset	4,900,274	4,922,426
TOTAL CURRENT ASSETS	14,277,524	16,501,115
Property and equipment, net	32,849	35,446
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,613,115	2,688,493
Investments in privately-held companies (Note 4)	8,627,000	8,627,000
Investment in land	623,749	-
Operating lease right-of-use assets	273,350	313,656
TOTAL ASSETS	$30,313,282	$32,031,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$991,578	$819,198
Income tax payable	2,281	2,281
Accrued expenses	2,328,074	2,158,534
Accrued payroll liabilities	674,895	976,862
Deferred revenue	5,090	5,368
ITSQuest tax liability	4,900,274	4,922,426
Short-term debt	265,200	309,200
Loan from related party (Note 13)	-	51,398
Operating lease liabilities, current	150,394	159,679
Other current liabilities	307,332	403,193
TOTAL CURRENT LIABILITIES	9,625,118	9,808,139
Deferred income tax liability, net	334,622	334,622
Unicoin Rights financing obligation (Note 7)	87,616,860	84,674,022
Operating lease liabilities, noncurrent	129,365	160,470
TOTAL LIABILITIES	97,705,965	94,977,253

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 773,452,006 and 773,232,422 issued; 732,533,604 and 732,320,282 outstanding, net of treasury stock as of March 31, 2024 and December 31, 2023, respectively	773,452	773,233
Treasury stock, at cost; 40,918,402 and 40,912,140 shares as of March 31, 2024 and December 31, 2023, respectively	(3,882,280)	(3,880,025)
Additional paid-in capital	73,316,832	72,999,935
Accumulated deficit	(135,229,839)	(131,375,466)
TOTAL UNICOIN INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(65,021,835)	(61,482,323)
Noncontrolling interest	(2,370,848)	(1,463,525)
TOTAL STOCKHOLDERS’ DEFICIT	(67,392,683)	(62,945,848)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,313,282	$32,031,405

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended March 31,
	2024	2023
REVENUES	$4,978,546	$4,276,082
COST OF REVENUES	4,054,880	3,434,479
GROSS PROFIT	923,666	841,603
OPERATING COSTS AND EXPENSES
General and administrative	3,658,039	2,918,016
Sales and marketing	935,785	243,472
Research and development	7,113	58,365
TOTAL OPERATING COSTS AND EXPENSES	4,600,937	3,219,853
LOSS FROM OPERATIONS	(3,677,271)	(2,378,250)
Interest expense, net	(46,862)	(73,220)
Other expense, net	(5,752)	(391)
LOSS BEFORE INCOME TAXES	(3,729,885)	(2,451,861)
Income tax expense	(88,585)	(70,016)
NET LOSS AND COMPREHENSIVE LOSS	(3,818,470)	(2,521,877)
Less: net income attributable to the noncontrolling interest	35,903	62,012
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(3,854,373)	$(2,583,889)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.005)	$(0.004)
Weighted average common shares outstanding used to compute basic and diluted loss per share	732,392,394	733,440,981

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional				Unicoin Inc. Stockholders’	Unicoin Inc.	Total Stockholders’
	Common Stock		Paid-In	Treasury Stock		Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2022	772,938,415	$772,938	$72,831,056	(39,510,647)	$(3,389,446)	$(92,570,448)	$(22,355,900)	$(2,529,800)	$(24,885,700)
Issuance of common stock	12,445	12	33,988	-	-	-	34,000	-	34,000
Stock-based compensation expense	-	-	38,523	-	-	-	38,523	-	38,523
Repurchase of common stock (Note 8)	-	-	-	(6,185)	(2,412)	-	(2,412)	-	(2,412)
Common stock issued for services	38,837	40	(40)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(2,583,889)	(2,583,889)	62,012	(2,521,877)
Balance as of March 31, 2023	772,989,697	$772,990	$72,903,527	(39,516,832)	$(3,391,858)	$(95,154,337)	$(24,869,678)	$(2,467,788)	$(27,337,466)

Balance as of December 31, 2023	773,232,422	$773,233	$72,999,935	(40,912,140)	$(3,880,025)	$(131,375,466)	$(61,482,323)	$(1,463,525)	$(62,945,848)
Stock-based compensation expense	219,584	219	113,171	-	-	-	113,390	-	113,390
Repurchase of common stock	-	-	-	(6,262)	(2,255)	-	(2,255)	-	(2,255)
Ownership interest increase in Unicorns holdings	-	-	203,726	-	-	-	203,726	(943,226)	(739,500)
Net Income (Loss)	-	-	-	-	-	(3,854,373)	(3,854,373)	35,903	(3,818,470)
Balance as of March 31, 2024	773,452,006	$773,452	$73,316,832	(40,918,402)	$(3,882,280)	$(135,229,839)	$(65,021,835)	$(2,370,848)	$(67,392,683)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,818,470)	$(2,521,877)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	113,390	38,523
Operating expenses paid with Unicoin Rights (Note 7)	415,359	185,537
Operating expenses paid with digital assets (Note 5)	10,525	-
Noncash consideration (Note 4)	-	(7,000)
Impairment of digital assets (Note 5)	5,752	-
Depreciation and amortization expense	91,280	91,477
Amortization of right-of-use assets (Note 11)	40,306	39,820
Changes in operating assets and liabilities:
Trade receivables payable in cash	187,992	295,317
Prepaid expenses and other current assets	(103,563)	100,805
Accounts payable	172,380	57,102
Accrued expenses and payroll liabilities	(89,883)	399,195
Deferred revenue	(278)	20,341
Operating lease liability (Note 11)	(40,390)	(38,233)
Other liabilities	(54,551)	(347,725)
Net cash used in operating activities	(3,070,151)	(1,686,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term debt	(44,000)	(5,000)
Proceeds from sales of Unicoin Rights (Note 7)	1,050,794	2,189,295
Proceeds from sales of common stock	-	34,000
Repurchase of common stock	(2,255)	(2,412)
Repayment of related party loan payable (Note 13)	(51,398)	-
Net cash provided by financing activities	953,141	2,215,883

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,117,010)	529,165
CASH AND CASH EQUIVALENTS—Beginning of period	6,462,171	1,522,069
CASH AND CASH EQUIVALENTS—End of period	$4,345,161	$2,051,234

Non-cash investing and financing activity:
Digital assets received as proceeds from issuance of Unicoins Rights (Note 5)	$29,582	$-
Receipt (i.e., “collection”) of private company equity securities (Note 4)	-	2,248,000
Real estate investments and related commissions in exchange of Unicoin Rights (Note 7)	711,074	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Unicoin Inc. AND SUBSIDIARIES

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

Description of Business

Unicoin Inc. is an operating and holding company. Unicoin also launched a security token project in early 2022, as a complement to its Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, Unicoin wholly owns one Talent-as-a-Service (“TaaS”) operating company and platform: SheWorks! In June 2023, Unicoin merged Yandiki, previously the Company’s second TaaS operating company, into the SheWorks! operating company. As a holding company, Unicoin is also the majority owner of a traditional staffing agency, ITSQuest, with a regional presence in the U.S. Southwest. Finally, as a holding company, Unicoin also became the majority owner in 2021 of Unicorns, a media production company producing Unicorn Hunters, a business and investing reality show. The legacy operations of our SaaS business (engaged in providing workforce management software to better monitor and manage a remote workforce) are currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

The Company is developing a security token called Unicoin, whose value is intended to be supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired from non-show participants for other services. In the future, such equity positions may be held in a fund (the “Fund”), that has yet to be created, in order to facilitate proper management of the asset portfolio. The Unicoins will have a utility function in what is referred to as the “Unicorn Hunters Ecosystem,” in that holders may use Unicoins to purchase media inventory at our discounted rate. The Company plans to purchase media inventory and resell it to Unicoin holders in exchange for Unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory and allowing the Company to retain a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis and have not been predetermined. The Company expects that when equity positions held in the Fund are liquidated through a liquidity event, a specified portion of the resulting proceeds will be distributed to holders of Unicoins.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $(3,818) thousand and $(2,522) thousand and used cash in operating activities of $(3,070) thousand and $(1,687) thousand for the three months ended March 31, 2024 and 2023, respectively, and has an accumulated deficit of $(135,230) thousand and $(131,375) thousand as of March 31, 2024 and December 31, 2023, respectively, and expects to incur significant additional losses in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of Unicoin Inc., its wholly owned subsidiary, SheWorks! and Yandiki (for periods prior to its June 2023 merger with SheWorks!), as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest which is 51% owned, and Unicorns, which is 71.88% and 66.67% owned as of March 31, 2024 and December 31, 2023, respectively, the minority interests are reflected in the condensed consolidated financial statements as non-controlling interests (“NCI”).

On February 21, 2024, the Company’s majority owned subsidiary, Unicorns, issued 5,000,000 common stock shares to an Executive Producer for the Unicorn Hunters show. This issuance was compensation in connection with the completion of Season 1 of the Unicorn Hunters show. This transaction decreased the Company’s ownership interest from 66.67% to 62.50%.

On March 11, 2024, Moe Vela sold his entire ownership in Unicorns of 7,500,000 common stock shares to the Company, in exchange for 1,500,000 Unicoin Rights. This transaction increased the Company’s ownership interest from 62.50% to 71.88%.

Certain information and note disclosures normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in the Company’s Form 10-K for the year ended December 31, 2023. The unaudited condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated balance sheet of the Company as of that date.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of March 31, 2024 and December 31, 2023, respectively, the Company had $3,345 thousand and $5,657 thousand of cash in excess of the FDIC insured amounts. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

In addition, as discussed in Note 4, as of March 31, 2024 and December 31, 2023 the Company has non-cash receivables consisting of options and warrants to purchase common stock in privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values.

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

During the three months ended March 31, 2024, the Company had two customers (“Customer A” and “Customer B”) for which revenue accounted for more than 10% of total revenue. Customer A and Customer B accounted for 26% and 16% of the Company’s revenue, respectively, for the three months ended March 31, 2024. Customer A and Customer B accounted for 15% and 12%, respectively, of the Company’s accounts receivable as of March 31, 2024. As of March 31, 2024, there was an additional customer (“Customer C”) that accounted for 41% of total accounts receivable. During the three months ended March 31, 2023, the Company had one customer (“Customer D”) for which revenue accounted for more than 10% of total revenue. Customer D accounted for approximately 12% of the Company’s revenue, and 5% of the Company’s accounts receivable as of March 31, 2023.

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

As a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,145 thousand and 10,279 thousand, as of March 31, 2024 and December 31, 2023, respectively, revenues of $4,330 thousand and $3,573 thousand for the three months ended March 31, 2024 and 2023, respectively, and generated gross margins of $897 thousand and $2,925 thousand, for the three months ended March 31, 2024 and 2023, respectively.

Accounting Pronouncements Recently Adopted

Financial Instruments - Credit Losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on financial instruments later codified as Accounting Standard codification (“ASC 326”), effective January 1, 2023, using a modified retrospective approach. The guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. There was no significant impact on the date of adoption of ASC 326.

Under ASC 326, Accounts receivable is recorded at the invoiced amount, net of allowance for expected credit losses. The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Account receivable balance to the estimated net realizable value. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

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

Since the inception of Unicorn Hunters, the Company has recognized revenue in connection with seven Unicorn Hunters agreements. The total revenue amount related to these agreements was $10,130 thousand to-date. As of March 31, 2024 and December 31, 2023, Unicorn Hunters non-cash receivables were $1,510 thousand and represented 41% and 39% of total receivables, respectively. In addition, these receivables represented 0.5% and 5% of total assets as of March 31, 2024 and December 31, 2023, respectively.

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

To date, the Company has not recorded any bad debt expense or allowance for doubtful accounts related to Unicorn Hunters non-cash receivables and the Company has not experienced any fluctuations or significant matters, relating to any of its businesses, that would require recording a material allowance for doubtful accounts in any period to date.

Significant Accounting Policies

Other than the discussion of our accounting policy for Asset Swap Agreement and Related Commission within Note 7 - Unicoin Rights Financing Obligation, there have been no material changes to the Company’s significant accounting policies disclosed in our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company has revised its Intangible Assets and Financial Assets accounting policies to account for USD Coin (“USDC”) as a financial asset. As a result, USDC will be measured at fair value in future periods with changes in fair value reported in earnings as they occur. The Company previously reported USDC within Intangible assets, net, and has reclassified USDC to prepaid expenses and other current assets beginning in the third quarter of 2023. The Company’s USDC balance as of March 31, 2024 and December 31, 2023 amounted to $0. Management assessed the balance of USDC in historical periods, noting the change has an immaterial impact on previously reported amounts.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy.

As of March 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$3,505,221	$3,505,221	$-	$-	$3,505,221

As of December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$5,299,530	$5,299,530	$-	$-	$5,299,530

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

Assets Measured at Fair Value on a Non-Recurring Basis

As discussed in Notes 2 and 4, consideration from Unicorns customers generally consists of commitments to issue stock options or warrants from customers which appear on the Unicorn Hunters show. This non-cash consideration is recognized in accounts receivable at the estimated fair values at or near the dates of contract inception using Level 3 inputs. The fair value of these commitments, as well as the options or warrants of private companies, held upon settlement of such receivables, as measured using Level 3 inputs, may fluctuate as discussed in Note 5. Certain other items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

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

The Company’s non-cash receivables and the underlying investments in privately-held companies do not have readily determinable fair values. The initial amount measured and recognized (i.e., estimated fair value at or near contract inception) is subsequently adjusted to fair value on a nonrecurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer or upon impairment. These investments are classified within Level 3 of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights and obligations related to these securities. These valuations require management judgment due to the absence of an observable market price and lack of liquidity.

The following tables summarize the Company’s non-cash receivables and investments in privately-held companies as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Unicorn Hunters non-cash receivables	$1,509,528	$1,509,528
Investments in privately-held companies*	8,627,000	8,627,000
Carrying value of non-cash receivables and investments in privately-held companies	$10,136,528	$10,136,528

*	The current carrying value of Unicorn Hunters non-cash consideration equals the fair values at which such investments were originally recorded. No impairments or upward adjustments to estimated fair values have been recorded to-date because there have been no observable price changes related to the Company’s investments in privately held companies or non-cash receivables representing promises to issue such securities.

As of March 31, 2024 and December 31, 2023, the Company has outstanding non-cash receivables from one Unicorn Hunters’ customer amounting to $1,510 thousand.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS

Goodwill and Acquisition-Related Intangible Assets

As of March 31, 2024 and December 31, 2023, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill during the three months ending March 31, 2024 and year ended December 31, 2023. The Company’s goodwill was not tax deductible for income tax purposes.

Acquisition-related intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

		March 31, 2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$669,111	$2,341,889
Trade Names	5 years	770,000	513,334	256,666
		$3,781,000	$1,182,445	$2,598,555

		December 31, 2023
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$618,926	$2,392,074
Trade Names	5 years	770,000	474,835	295,165
		$3,781,000	$1,093,761	$2,687,239

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

Amortization expense related to intangible assets was $89 thousand for the three months ended March 31, 2024. As of March 31, 2024, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2024 (April 1 to December 31)	$266,050
2025	341,900
2026	200,733
2027	200,733
2028	200,733
Thereafter	1,388,406
Total	$2,598,555

The Company performed its most recent qualitative assessments of goodwill and intangible assets, as of December 31, 2023, to determine if the carrying values of these assets exceeded their fair values noting there were no indicators of impairment for goodwill or intangible assets.

Digital Assets

The Company records the initial cost basis of digital assets at their original purchase price or the then-current quoted market prices and presents all digital asset holdings as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, except USD Coin. The Company performs an analysis to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

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

During the three months ended March 31, 2024 and 2023 the Company received digital assets as consideration from investors for the purchases of Unicoin Rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Ethereum (ETH), Tether (USDT) and Wrapped Ethereum (WETH). Unicoin Rights are more fully discussed in Note 7. The Company utilized $28 thousand and $0 thousand of its digital asset holdings for vendor payments during the quarters ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company recorded $6 and $0 thousand, respectively, of impairment losses on digital assets. Impairment losses are included in operating expenses in the unaudited condensed consolidated statements of operations.

The table below summarizes the Company’s digital asset activity for the three months ended as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Bitcoin	$1,544	$-
Ethereum	10,758	-
Tether	1,965	-
Wrapped Ethereum	293	-
Total	$14,560	$-

					Three Months Ended March 31,
	BTC	ETH	USDT	WETH	2024	2023
Beginning balance	$4	$958	$-	$292	$1,254	$-
Payments from customers	17,810	-	-	-	17,810
Received as consideration for sale of Unicoin Rights	11,906	15,711	1,965	-	29,582	-
Vendors payments	(28,338)	-	-	-	(28,338)	-
Fees and other	-	4	-	-	4	-
Impairments	162	(5,914)	-	-	(5,752)	-
Ending balance	$1,544	$10,758	$1,965	$292	$14,560	$-

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $15 thousand and $0 thousand as of March 31, 2024 and December 31, 2023, respectively.

NOTE 6 – DEBT

As of March 31, 2024 and December 31, 2023 the Company held short-term debt of $265 thousand and $309 thousand, respectively. The Company did not hold any long-term debt as of March 31, 2024 and December 31, 2023.

During the years ended December 31, 2023, 2022 and 2021, the Company issued unsecured promissory notes in separate private placements with aggregate principal of $136 thousand, $80 thousand and $1,229 thousand, respectively (the “Unsecured Notes”). The Unsecured Notes bear interest at a rate of 20.0% per annum, payable, at maturity, and initially matured one year from issuance unless the holder elects to extend the maturity.

The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As of March 31, 2024, $265 thousand of Unsecured Notes were outstanding. As follows is a schedule of outstanding balances by the maturity date:

Outstanding Balance	Issuance Date	Maturity Date Extended to
10,000	June 2021	June 2024
157,000	July 2021	July 2024
10,000	September 2021	September 2024
1,000	October 2021	October 2024
16,000	November 2022	November 2024
8,000	May 2023	May 2024
63,200	June 2023	June 2024
265,200

Interest expense on Unsecured Notes of $15 thousand and $37 thousand was incurred during the three months ended March 31, 2024 and 2023, respectively, and was recorded as accrued expenses in the condensed consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the Unsecured Notes internally, without the use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of March 31, 2024 approximates their carrying amounts.

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

As of March 31, 2024, cumulative issuances since the beginning of the Unicoin token project amounted to 3,255,572,335 Unicoin Rights, of which 25,795,420 have been given on a discretionary basis for no consideration. There are currently 75,003 total holders of Unicoin Rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins, and 5,631 purchasers worldwide. Of these, approximately 1,525 (2.03% of total holders and 27.08% of purchasers) are accredited and 4,106 (5.47% of holders) are not accredited or were not verified. Of the 5,631 purchasers, 4,106 were not accredited or not verified (72.91%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given Unicoin Rights for free, and thus were not sold Unicoin Rights.

As of March 31, 2024 and December 31, 2023, the Company has issued rights to acquire 6.2 billion and 6.2 billion Unicoins, respectively. The Company accounts for Unicoin Rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged as consideration for Rights to receive Unicoins in the future and in the event the Unicoin is never developed and launched. The Company concluded that it has a legal or contractual obligation and recorded an amount necessary to refund the amount originally paid by investors if holders’ reasonable expectation to receive Unicoins is not achieved.

The Company has begun exploring possible service providers and exchanges which can assist with the tokenization of Unicoins and eventual launch but has not yet begun actual technological development or coding of the tokens. The Company reasonably expects that technical development can happen in a relatively short time, assuming regulatory readiness for launch, and hopes to complete this process by the end of the 2024 calendar year. Neither the Unicoin Rights nor the tokenized Unicoins will grant any intellectual property rights to holders. As of March 31, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not developed or issued any Unicoins and there is no assurance as to whether, or at what amount, or on what terms, Unicoins will be available to be issued, if ever.

As of March 31, 2024 and December 31, 2023 the outstanding financing obligation related to Unicoin Rights was $87,617 thousand and $84,674 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of Unicoins, when and if all contingencies are resolved and Unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to develop and launch the Unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the Unicoin Rights Financing Obligation. Due to the currently undetermined rights of Unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to Unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the Unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the Unicoin is launched or probable of launch.

The expected fair value measurement of the embedded feature applicable to the Company’s 6.2 billion Unicoin Rights and 6.2 billion Unicoin Rights issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

The following table summarizes the components of the Unicoin Rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023:

Nature / Category of Unicoin Right Holder	Form of Consideration	Outstanding Unicoin Rights and Related Financing Obligation
		March 31, 2024			December 31, 2023
		Units		Amount	Units		Amount
Sales to Investors	Cash and Digital Assets	1,742,209,443		$37,545,865	1,763,813,346		$38,198,488
Unicoin Inc. Shareholders	Non-Cash Dividends	727,725,875		72,772	727,594,375		72,772
Employee, Contractors, Directors	Discretionary Compensation	365,991,178		36,599	340,112,801		34,012
Service Providers, Influencers and Employees	Services and Employee Labor	255,812,474		27,997,802	243,287,273		25,603,663
Subtotal		3,091,738,970		$65,653,038	3,074,807,795		$63,908,935
ITSQuest Contingent Divestiture Amendment	Contract Amendment	20,000,000		1,780,000	20,000,000		1,780,000
Five-Year Deferred Payment Plan	Cash	3,115,037,053	*	17,391,488	3,101,478,719	*	17,047,143
Ten-Year Prepaid Plan	Cash	8,388,046	*	2,081,260	8,175,047	*	1,937,944
Asset Swap Agreement and Related Commissions	Land	1,921,147		711,074	-		-
Total		6,237,085,216		$87,616,860	6,204,461,561		$84,674,022

*	Unicoin Rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.

Sales to Investors

As of March 31, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with sales to Accredited Investors amounted to $37,546 thousand and $38,198 thousand, respectively. The cumulative amounts were received from completed sales of Unicoin Rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.50. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holder of Unicoin Rights has a reasonable right to either 1) receive the number of Unicoins specified in their Unicoin Rights agreement upon the future development and launch of the Unicoin or 2) a refund of the amount invested in anticipation of the future development and launch of Unicoins. Therefore, all amounts received from sales to Accredited Investors have been recorded as a Unicoin Rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of Unicoin Rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of Unicoin Rights, prior to finalizing any plan to market and sell Rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such Rights. As a result, the Company has ascribed a de minimis value to all Unicoin Rights issued to shareholders on February 10, 2022. As of March 31, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated non-cash dividend of Unicoin Rights amounted to $73 thousand and $73 thousand, respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued Unicoin Rights to certain employees, Board members and external contractors/consultants as discretionary awards. These Unicoin Rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The Unicoin Rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the Unicoin within the terms of the Unicoin Rights agreement, on a per Unicoin Right basis, the amount that holders would be entitled to if the Unicoin is not ultimately launched is de minimis in relation to the actual fair value per Unicoin Right. As of March 31, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $37 thousand and $34 thousand, respectively.

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

Similar to Sales to Investors, service providers exchanged a specified, negotiated value relating to services provided to the Company in exchange for Unicoin Rights and has rights to receive either 1) the negotiated number of Unicoins upon development or launch, or 2) payment of cash equivalent to the value of services provided. In addition, from time to time the Company engages Influencers to promote Unicoins and/or the Unicorn Hunters show in exchange for Unicoin Rights. The form of Influencer engagement may include promoting Unicoin in a social media post, making brief reference in a speech, posting about Unicoin on a website or any other media form.

These contracts do not specify the value of services rendered by Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of March 31, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with Unicoin Rights issued to service providers, influencers and employees amounted to $27,998 thousand and $25,604 thousand, respectively.

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

During the three months ended March 31, 2024, investors under the five-year deferred payment plan paid installments using previously acquired Unicoin Rights as consideration. The difference between the fair value of the Unicoin Rights as of the time of payment compared to the initial acquisition cost of such, resulted in the recognition of a transaction loss for the Company which was recorded within the general and administrative line item, which amounted to $163 thousand during the three months ended March 31, 2024.

The following table summarizes the pledged collateral pursuant to the deferred payment plan as of March 31, 2024 and December 31, 2023:

	Estimated Fair Value of Collateral Received as of:
Form of Collateral Received	March 31, 2024	December 31, 2023
Cash	$750,758	$870,715
Digital Assets	121,340	127,840
Non-Unicoin Inc. Stock	1,771,180	1,771,180
Unicoin Inc. Shares of Common Stock	4,108,407	4,457,432
Unicoin Rights	17,093,336	17,135,029
Real Estate	13,129,514	13,129,514
Total	$36,974,535	$37,491,710

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin Rights – Based on fair value of Unicoin Rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate – Based on third-party appraisal near the date the real estate was accepted as collateral.

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to investors in its ongoing Unicoin Rights offering. Under the prepaid plan, the investor remits a cash or digital asset deposits (the “principal”) for a period of up to ten years. After the first year (the “maturity date”), the investor can either withdraw the principal or apply it towards the purchase of Unicoins at 20 cents per unit. As of March 31, 2024 and December 31, 2023, cumulative cash receipts of $2,081 thousand and $1,938 thousand, respectively, were recorded as Unicoin Rights financing obligation in connection with the prepaid plan. After five years following the deposit (the “interest vesting date”), $1,661 thousand of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of Unicoins. The remaining proceeds of $420 thousand did not include a contractual interest rate. As of March 31, 2024 and December 31, 2023, accrued interest recorded within the Unicoin Rights financing obligation amount to $190 thousand and $149 thousand, respectively. Accrued interest under the prepaid plan has been calculated using the straight-line method, which approximates the effective interest method. The financing obligation did not include present value adjustments to account for lower than market interest rate, in relation to those transactions with no contractual interest, as such adjustments would have been immaterial.

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

Asset Swap Agreement and Related Commission

On October 9, 2023, the Company entered into an Asset Swap Agreement with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 Unicoin Rights in exchange for real estate assets consisting of 175.265 square meters of land, located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela.  In March 2024, the Company completed its due diligence, released 1,746,497 Unicoin Rights and received the title for the real estate assets. As of March 31, 2024, the Company recorded an Investment in Land asset in its balance sheet amounting to $624 thousand, the fair value of the land as determined by a third-party appraisal. As of March 31, 2024, the Company recorded a Unicoin Right financing obligation of $711 thousand, which consisted of Unicoin Rights with a fair value of $624 thousand and $87 thousand, which were provided to the seller as consideration and a real estate agent as a commission, respectively.

Unicoin Rights Issued to Related Parties

The Unicoin Rights issuances discussed above include a total of 978 million Unicoin Rights, and the respective Unicoin Rights Financing Obligation of $15,022 thousand, which represent the cumulative amounts issued to related parties during the three months ended March 31, 2024. The composition of this is summarized in the following table:

Nature / Category	Relationship	Outstanding Unicoin Rights and Related Financing Obligation
		March 31, 2024		December 31, 2023
		Units	Amount	Units	Amount
Accredited Investors	Officers and Directors	3,000,000	$30,000	3,000,000	$30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	542,425,284	54,242	542,425,284	54,242
Discretionary Awards	Officers, Directors & their Families	89,329,000	8,933	89,329,000	8,933
Consideration for Services	Officers, Directors & their Families	71,859,477	13,131,462	70,895,600	12,723,470
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	251,666,500	17,500	251,666,500	17,500
Total		978,280,261	$15,022,137	977,316,384	$14,614,145

As of March 31, 2024 and December 31, 2023, the Company held approximately $227 thousand and $269 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoin Rights on the condensed consolidated statements of cash flows.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 773,452,006 and 773,232,422 shares of common stock issued and 732,533,604 and 732,320,282 outstanding, net of treasury stock, as of March 31, 2024, and December 31, 2023, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended March 31, 2024, the Company did not issue any common stock.

For the three months ended March 31, 2023, Company raised $34 thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a and 4b	5,500	1.64	$9,000
Round 5	6,945	3.60	25,000
Total stock issued	12,445		$34,000

All shares were issued from the Company’s pool of authorized common stock, which rights and privileges are discussed above and were the same for all shares issued to date. Each funding round was available for a defined period with a specified price per share and did not overlap with other funding rounds. Investors that subscribed during a specific round, locked the pricing offered for that round and the Company had a limited time to close on the issuance of shares. Once a funding round was fully subscribed and committed, management evaluated capital needs and determined the price for the following round.

Repurchases of Common Stock

For the three months ended March 31, 2024 and 2023, the Company repurchased 6,262 and 6,185 shares in exchange for $2 thousand and $2 thousand, respectively. Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of March 31, 2024.

Shares of common stock reserved for future issuance are as follows:

	March 31, 2024	December 31, 2023
Stock options outstanding (Note 9)	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,110,000	10,310,000
Restricted stock units (Note 9)	65,278	84,862

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

NOTE 9 – STOCK-BASED COMPENSATION

Stock Options

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. The Company provides discretionary awards such as nonqualified stock options as well as stock awards, any or all of which may be made contingent upon the achievement of performance criteria. The Company, at its discretion, determines the terms and conditions of the award, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price ranging from $0.001 to $2.00. Upon exercise, the option exercise price may be paid in cash or by the delivery of previously owned shares of common stock, through an option exercise arrangement. The Administrator determines the terms relating to the exercise, cancellation, or other disposition of options and stock awards upon a termination of employment, whether by reason of disability, retirement, death, or any other reason.

The Company recorded no stock-based compensation expense relating to stock option awards during the three months ended March 31, 2024 and 2023, respectively. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. The risk-free interest rate is based on the U.S. Treasury yield curve applicable to a period equal to the expected term of the award. The Company accounts for forfeitures as they occur.

The following is a summary of stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2024	55,535,881	$0.031	5.61	$18,619,327
Granted	-
Exercised	-
Cancelled	-
Ending balance March 31, 2024	55,535,881	$0.031	5.36	$19,170,104

Vested and exercisable as of March 31, 2024	55,535,881	$0.031	5.36	$19,170,104

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

The following is a summary of RSU activity for the three months ended March 31, 2024:

Number of RSUs
Beginning balance – January 1, 2024	84,862
Granted	-
Vested	(19,584)
Forfeited	-
Ending balance – March 31, 2024	65,278

The Company recorded $13 thousand and $39 thousand of stock-based compensation expense relating to RSUs during the three months ended March 31, 2024 and 2023, respectively.

Unicorns Common Stock Awards

On March 14, 2021, Unicorns, a majority-owned subsidiary of the Company, granted Unicorns Common Stock Awards to the executive producers of the Unicorn Hunters TV show. These awards have a grant-date fair value equal to the fair market value of the underlying Unicorns stock on the grant date less present value of expected dividends. During the three months ended June 30, 2021, management recorded de minimis stock-based compensation expense within the Cost of Revenues line item in relation to the vesting of five million Unicorns Common Stock Awards. During the three months ended March 31, 2024, management recorded stock-based compensation expense within the Cost of Revenues line item of $100 thousand in relation to the vesting of five million Unicorns Common Stock Awards. As of March 31, 2024, five million Unicorns Common Stock Awards remain outstanding. The total grant-date fair value of the outstanding Unicorns Common Stock Awards amount to $100 thousand, for which no stock-based compensation expense has been recorded as management has assessed that is not probable the performance condition is going to be achieved.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of March 31, 2024 and December 31, 2023 all warrants were classified as equity with a weighted average grant date fair value of $0.02.

The table below summarizes warrant activity for the three months ended March 31, 2024:

Number of Warrants
Beginning balance as of January 1, 2024	10,310,000
Granted	-
Exercised	(200,000)
Forfeited	-
Ending balance as of March 31, 2024	10,110,000

NOTE 11 – LEASES

The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of March 31, 2024, the remaining lease term of the Company’s operating leases ranges from less than one year to five years.

The components of operating lease expense are as follows:

	March 31,
	2024	2023
Operating lease expense	$47,975	$48,228
Short-term lease expense	26,491	46,343
Total operating lease expense	$74,466	$94,571

The Company excludes leases with a term of 12 months or less from its consolidated balance sheets. For the periods ended March 31, 2024 and March 31, 2023, the Company recorded operating lease expense of $26 thousand and $47 thousand for those short-term leases.

Supplemental balance sheet information related to operating leases was as follow:

	As of
	March 31, 2024	December 31, 2023
Operating leases
Assets:
Operating lease right-of-use assets	$273,350	$313,655
Liabilities:
Current portion of operating lease liabilities	$150,394	$159,679
Operating lease liabilities, noncurrent	129,365	160,470
Total operating lease liabilities	$279,759	$320,149
Other information:
Weighted-average remaining lease term (in years)	1.6	1.8
Weighted-average discount rate %	10.00%	10.00%

As of March 31, 2024, future maturities of operating lease liabilities were as follows:

Amount
2024 (April 1 through December 31)	$136,098
2025	115,811
2026	37,767
2027	12,578
2028	10,915
Future operating lease payments	313,169
Imputed interest	(33,410)
Total operating lease liabilities	279,759
Current portion	(150,394)
Operating lease liabilities, noncurrent	$129,365

The Company did not have any finance leases during the three months ended March 31, 2024 and year ended December 31, 2023.

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

As discussed in Note 2, the Share Exchange Agreement that the Company entered into in order to acquire a majority stake in ITSQuest, contains a contingent divestiture provision whereby if certain conditions are not met the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the Exchange Agreement. Refer to Note 13 for discussion regarding the trigger events of the contingent divestiture agreement. Such an event would cause the loss of ITSQuest-associated revenue to the Company while resulting in the Company having issued equity to the ITSQuest founders for only nominal consideration. The Company anticipates the divestiture of ITSQuest may lead to a loss on disposition and such loss may be material to the Company’s future financial position, results of operations and cash flows for periods including the disposition and thereafter.

NOTE 13 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 7, a total of 978 million Unicoin Rights valued at $15,022 thousand and 977 million Unicoin Rights valued at $14,614 thousand have been issued to related parties as of March 31, 2024 and December 31, 2023, respectively.

Loan from Chief Executive Officer

During the three months ended March 31, 2024, the Company paid in full a $51 thousand loan payable to Alex Konanykhin, CEO and Chairman of the Board of Directors. The $51 thousand loan payable was outstanding as of December 31, 2023. As of March 31, 2023, the Company had a $645 thousand loan payable to Alex Konanykhin that was paid in full in December 2023.

Extension of ITSQuest’s Contingent Divestiture Provision

On December 28, 2022, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2024 (i.e., by an additional 24 months). The original trigger event provided that if the Company did not engage in a public offering of its securities at a price of at least $10.00 per share by December 31, 2022, the Company would divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the original SEA. In addition to extending the date of the trigger event to December 31, 2024, the Amended SEA incorporated an alternative trigger event, that if achieved on or before December 31, 2024, whereby the Company would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “Unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

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

As a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its Unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,145 thousand and 10,279 thousand, revenues of $4,330 thousand, and generated gross margins of $897 thousand, as of and for the three months ended March 31, 2024.

NOTE 14 – INCOME TAXES

The Company recorded income tax expense of $89 thousand and $70 thousand for the three months ended March 31, 2024 and 2023, respectively. The resulting effective tax rate was 2.4% and 2.9% for the three months ended March 31, 2024 and 2023, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended March 31, 2024 and 2023, there were no significant changes to the total amount of unrecognized tax benefits.

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

Calculation of net losses per share is as follows for the three months ended March 31, 2024 and March 31, 2023 respectively:

	Three months ended March 31,
Basic and Diluted:	2024	2023
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(3,854,373)	$(2,583,889)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	732,392,394	733,440,981

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.005)	$(0.004)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Stock options outstanding (Note 9)	55,535,881	55,535,881
Warrants for common stock (Note 10)	10,110,000	10,310,000
Restricted stock units (Note 9)	65,278	330,734

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

Our reportable segments consist of SaaS, TaaS and Unicorn Hunters. We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is the Chief Executive Officer. Our CODM reviews financial information presented on a consolidated basis accompanied by information about revenue and cost of revenue by services type along with gross profit for purposes of allocating resources and evaluating financial performance, as such we have disclosed segment information up to gross profit for each operating segment. Furthermore, our revenues are derived from the United States and foreign countries which includes the South American and European regions (“Foreign countries”).

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

The following tables you set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024			2023
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,901,612	$73,240	$4,974,852	$4,158,476	$112,057	$4,270,533
Subscription revenues	48	3,569	3,617	500	3,190	3,690
Unicorn Hunters	77	-	77	348	1,511	1,859
Total revenues	$4,901,737	$76,809	$4,978,546	$4,159,324	$116,758	$4,276,082

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2024 and 2023:

	Three Months ended March 31, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$3,617	$4,974,852	$77	$4,978,546
Cost of revenues	-	3,949,255	105,625	4,054,880
Gross profit (loss)	$3,617	$1,025,597	$(105,548)	$923,666

	Three Months ended March 31, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$3,690	$4,270,533	$1,859	$4,276,082
Cost of revenues	-	3,410,470	24,009	3,434,479
Gross profit (loss)	$3,690	$860,063	$(22,150)	$841,603

There were no material transactions between reportable segments during the three months ended March 31, 2024 and 2023.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements other than those described below.

Unicoin Rights Issued and Purchased

For the period from April 1, 2024 through the date of this Quarterly Report on Form 10-Q, we have received cash and non-cash funding of $301 thousand and $109 thousand, respectively, all from issuances of Unicoin Rights.

During the same period, investors signed agreements to purchase 161,001,000 Unicoin Rights as part of the Deferred Payment Plan. Additionally, 24,000 Unicoin Rights were purchased for $12,500 under the 10-Year Option.

Asset Swap Agreements

In relation to an Asset Swap Agreement the Company entered on July 27, 2023 with Eugenio de la Torre, a U.S. resident, wherein the Company agreed to provide a total of 36,400,000 Unicoin rights in exchange for real estate assets consisting of an agricultural farm called La Esperanza in Cumaribo, Vichada, Colombia.  The title to this asset was transferred to the Company in January 2024. The Company released the consideration to the seller in April 2024.

On February 9, 2024, the Company entered into an Asset Swap Agreement with Vessa Jenine Rinehart-Phillips, a U.S. Citizen, wherein the Company agreed to provide a total of 747,600 Unicoin Rights in exchange for real estate assets consisting of vacant land described as Parcel 48 of Tract 2147, in the City of California City, County of Kern, State of California, USA, as recorded in Book 7, Page 91 of records of survey in the Office of the County Recorder of said County.  The title to this asset was transferred to the Company on March 22, 2024.   The Company released the consideration to Seller on April 30, 2024.

On April 2, 2024, the Company closed a transaction with New World Properties SPV, Inc., a Bahamas corporation (“New World”), wherein the Company acquired the beneficial interests in two entities that each own specified parcels of land in the Bahamas – Long Island Investments Ltd, and Newport Harbour Ltd., both Bahamian entities, for a combined purchase price of $554,431 thousand, payable in Unicoin Rights. Based on a price of $0.50 each, the Company delivered 1,108,862,283 Unicoin Rights to New World on April 2, 2024.

On April 3, 2024, the Company closed in escrow several real estate acquisitions in the Philippines. Title to such properties has not yet been transferred to the Company, as the escrow provisions require tokenization and delivery of the Unicoins payable as consideration for these transactions to be completed prior to title transfer. The escrowed transactions are as follows:

Name of Recipient	Country	Property/Asset Description	Contract Value	Price/ Value Per UniCoin	Number of UniCoins
Gold Barrel Social Club Resort, Inc.	Philippines	Bellaroca Marinduque Philippines	$54,987,425.00	$0.50	109,974,850
Ferdinand Laceste Laranang	Philippines	Rock Rose Hotel	$19,685,477.00	$0.50	39,370,954
Hausler & Oida, Inc.	Philippines	Kapuluan Vista Resort	$1,904,420.00	$0.50	3,808,840
Joseph Go Rubio	Philippines	Joe 10 Building	$3,809,820.00	$0.50	7,619,640
Diana Imelda Teodora T. Castillejos and Paul P. Castillejos	Philippines	Caba La Union Lot Beach Front	$7,186,677.00	$0.50	14,373,354
Johannes C. Tira and Remedios T. Tira	Philippines	Kubo Lites Bar And Restaurant	$1,118,057.50	$0.50	2,236,115
Andres and Aida Franco	Philippines	Brookside Bed And Breakfast	$1,025,531.00	$0.50	2,051,062
El-Al Enterprises Corporation	Philippines	El-Al	$11,528,118.00	$0.50	23,056,236
Benito Techico	Philippines	Pearl Boracay- Sun & Sands Properties Inc	$77,785,000.00	$0.50	155,570,000
Prime 8 Horizons Development Corporation	Philippines	Lime El Nido	$62,500,000.00	$0.50	125,000,000
Emil Anthony Lio Po	Philippines	VHUB Barangay Philippines	$8,750,000.00	$0.50	17,500,000
Harry S. Dominguez	Philippines	Manor Southdrive Baguio	$6,051,780.00	$0.50	12,103,560
Alex Velez Pamatong and Winelita Pamatong	Philippines	Winrich Hotel	$17,736,307.00	$0.50	35,472,614
MEV8 Inc.	Philippines	Lime Hotel Boracay	$15,340,500.00	$0.50	30,681,000
Rene Andaya Torredes	Philippines	Palawan Lot	$125,842,902.00	$0.50	251,685,804
Peter M. Murphy	Philippines	Maira Ira Resort & Residences	$13,780,193.00	$0.50	27,560,386

Shareholder Dividend

The Company declared and issued a non-cash dividend to shareholders of the right to purchase additional equity shares for $0.40 per share, to all shareholders of record as of the dividend declaration date of April 25, 2024. This non-cash dividend entitles each shareholder to purchase up to the number of shares of common stock already owned by such shareholders as of April 25, 2024, or to transfer such right to another qualified investor. The limitation regarding the maximum number of shares each shareholder may purchase pursuant to this right is waivable in the Company’s discretion.

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

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS (Software-as-a-Service) software business which provides for simple and seamless monitoring and management of remote or work-from-home employees. Unicoin Inc. has also launched a security token project in early 2022, as a complement to its Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, Unicoin Inc. wholly owns one Talent-as-a-Service (“TaaS”) operating company and platform: SheWorks! In June 2023, Unicoin Inc. merged Yandiki, previously the Company’s second TaaS operating company, into the SheWorks! Operating company. As a holding company, Unicoin Inc. is also the majority owner of a traditional staffing agency, ITSQuest, with a regional presence in the U.S. Southwest. Finally, as a holding company, Unicoin Inc. also became the majority owner in 2021 of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

Unicoin Inc. is developing a security token called Unicoin (“Unicoins” or “Tokens”), whose value is intended to be supported by the equity positions purchased from Unicorn Hunters show participants, as well as equity positions acquired from non-show participants for other services, and by other assets, such as real estate. Such equity positions may be held in a to-be-created investment fund (the “Fund”), to facilitate proper management of the asset portfolio. As of April 23, 2024, the Company has issued 4,706,422,455 Unicoin Rights in one or more private placements (collectively, the “Original Unicoin Issuance”) and of these, has committed to issue up to 3,864,534,946 rights to receive Unicoins (“Unicoin Rights”) to directors, executive officers, employees, lenders, service providers and investors, and 730,522,705 Unicoin Rights as dividends to Unicoin Inc. shareholders (including officers, directors and employees). The Company repurchased 50,969,000 Unicoins from investors using collateral as the first payment for the deferred payment plan.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

Unicoin Inc.

UNICORN HUNTERS		SheWorks!
Unicorns Inc.	ItsQuest	SheWorks!
71.88%	**51%**	**100%**

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

Majority-Owned Subsidiaries

ITSQuest

The Company is the majority owner of ITSQuest. The Company’s ownership interest as of March 31, 2024 and December 31, 2023 was 51%. We acquired ITSQuest as an information technology staffing company, providing staffing services and solutions. ITSQuest, has an outstanding tax liability of $4.9 million. As part of the acquisition agreement, the sellers and owners of the noncontrolling interest of 49% agreed to indemnify the Company for such outstanding tax liability. The Company holds in reserve 2,000,000 shares of Unicoin, Inc. common stock owned by the sellers of ITSQuest, until the tax liability has been settled. Our ownership interest In ITSQuest includees a contingent divestiture clause that, in the event that Unicoin Inc. did not conduct a registered public offering of its Common Stock in which the Unicoin Inc. shares issued to the sellers of ITSQuest are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share (the “trigger event”), on or before December 31, 2024, Unicoin Inc. shall transfer to ITSQuest all of Unicoin Inc.’s rights, title and interest in ITSQuest, including ITSQuest equity as well as any Unicoin Inc. shares that remain subject to a holdback provision regarding tax liabilities, thus completely divesting itself of all ownership in ITSQuest. In addition, there is an alternative trigger event, that if achieved on or before December 31, 2024, the Company would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “Unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

Unicorns

The Company is the majority owner of Unicorns. On February 21, 2024, the Company’s majority owned subsidiary, Unicorns, issued 5,000,000 common stock shares to an Executive Producer for the Unicorn Hunters show. This issuance was compensation in connection with the completion of Season 1 of the Unicorn Hunters show. This transaction decreased the Company’s ownership interest from 66.67% to 62.50%. On March 11, 2024, Moe Vela sold his entire ownership in Unicorns of 7,500,000 common stock shares to the Company, in exchange for 1,500,000 Unicoin Rights. This transaction increased the Company’s ownership interest from 62.50% to 71.88%. Accordingly, the Company’s ownership interest as of March 31, 2024 and December 31, 2023 was 71.88% and 66.67%, respectively.

Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. The revenue consideration from Unicorns customers is fixed at contract inception and has historically been received in one of two forms: 1) either a pre-determined number stock options, warrants or shares or 2) options or warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. As of the date hereof, we have collected securities as payment for Unicorns services from all but one show participant who has been charged a fee. The total receivable from this participant whose episode was released on December 4, 2023 amounted to $1,510 thousand.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three months ended March 31,
	2024	% of Total Revenues	2023	% of Total Revenues
REVENUES:
Staffing revenues	$4,974,852	100%	$4,270,533	100%
Subscription revenues	3,617	-	3,690	-
Unicorns revenues	77	-	1,859	-
Total Revenues	4,978,546	100%	4,276,082	100%
COST OF REVENUES:
Staffing cost of revenues	3,949,255	79%	3,410,470	80%
Unicorns cost of revenues	105,625	2%	24,009	1%
Total Cost of Revenues	4,054,880	81%	3,434,479	80%
GROSS PROFIT	923,666	19%	841,603	20%
OPERATING COSTS AND EXPENSES
General and administrative	3,658,039	73%	2,918,016	68%
Sales and marketing	935,785	19%	243,472	6%
Research and development	7,113	-	58,365	1%
TOTAL OPERATING COSTS AND EXPENSES	4,600,937	92%	3,219,853	75%
LOSS FROM OPERATIONS	(3,677,271)	(74)%	(2,378,250)	(56)%
Interest income (expense), net	(46,862)	(1)%	(73,220)	(2)%
Other income (expense), net	(5,752)	-	(391)	-
LOSS BEFORE INCOME TAXES	(3,729,885)	(75)%	(2,451,861)	(57)%
Income tax expense	(88,585)	(2)%	(70,016)	(2)%
NET LOSS AND COMPREHENSIVE LOSS	(3,818,470)	(77)%	(2,521,877)	(59)%
Less: net loss attributable to the noncontrolling interest	35,903	1%	62,012	1%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(3,854,373)	(77)%	$(2,583,889)	(60)%

Revenues

The following table presents our revenue for the periods indicated.

	Three months ended March 31,
	2024	2023	Change ($)	Change (%)
TaaS revenues	$4,974,852	$4,270,533	$704,319	16%
SaaS revenues	3,617	3,690	(73)	(2)%
Unicorns revenues	77	1,859	(1,782)	(96)%
Total Revenues	$4,978,546	$4,276,082	$702,464	16%

Total revenues increased by $702 thousand, or 16%, to $4,979 thousand for the three months ended March 31, 2024, from $4,276 thousand for the three months ended March 31, 2023.

TaaS. TaaS revenues increased by $704 thousand, or 16%, to $4,975 thousand for the three months ended March 31, 2024, from $4,271 thousand for the three months ended March 31, 2023. The increase was primarily due to an increase in ITSQuest related revenues of $757 thousand, partially offset by a decrease in SheWorks! related revenue of $53 thousand for the three months ended March 31, 2024. The increase in ITSQuest was mainly driven by government customers.

SaaS. Unicoin was originally a SaaS company engaged in providing workforce management software in order to better monitor and manage a remote workforce. However, the legacy operations of our SaaS business are currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. The Company did not record revenues during the three months ended March 31, 2024 and 2023, respectively, as there were no episodes distributed during these periods.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three months ended March 31,
	2024	2023	Change ($)	Change (%)
TaaS cost of revenues	$3,949,255	$3,410,470	$538,785	16%
Unicorns cost of revenues	105,625	24,009	81,616	340%
Total Cost of Revenues	$4,054,880	$3,434,479	$620,401	18%

Total cost of revenues increased by $620 thousand, or 18%, to $4,055 thousand for the three months ended March 31, 2024.

TaaS. TaaS cost of revenues increased by $539 thousand, or 16%, to $3,949 thousand. The increase was mainly due to a proportional increase in TaaS revenues.

Unicorns. Unicorns cost of revenues was $106 thousand, for the three months ended March 31, 2024, compared to $24 thousand, for the three months ended March 31, 2023. These immaterial costs were the result of variances between accruals and final costs of the immediately preceding periods as no episodes of Unicorn Hunters were produced during the three months ended March 31, 2024 and 2023.

General and administrative

General and administrative expenses increased by $740 thousand, or 25%, to $3,658 thousand for the three months ended March 31, 2024. The increase was primarily due to operating expenses paid with Unicoin Rights of $230 thousand, increases in legal expenses $198 thousand, increases in gain of loss of repurchases of Unicoin Rights of $163 thousand and increases in stock-based compensation of $75 thousand.

Sales and marketing

Sales and marketing expenses increased by $692 thousand, or 284%, to $936 thousand for the three months ended March 31, 2024. The increase was primarily due to a Fintech sponsorship for television broadcast and media for $350 thousand, an increase in advertising expense paid in Unicoin Rights of $193 thousand, and an increase in marketing communication of $101 thousand.

Research and development

Research and development expenses decreased by $51 thousand, or 88%, to $7 thousand for the three months ended March 31, 2024. Research and development mainly consist of personnel related costs such as salaries and benefits and stock-based compensation for research, design and development activities. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Interest income (expense), net

Net interest expense decreased by $(26) thousand to $(47) thousand for the three months ended March 31, 2024. The decrease in net interest expense was primarily due to an increase in interest income of $27 thousand in relation to the Unsecured Notes.

Provision for Income Taxes

	Three months ended March 31,
	2024	2023	Change ($)	Change (%)
Income tax expense	$88,585	$70,016	$18,569	27%
Effective tax rate	2.4%	2.9%

The Company recorded income tax expense of $89 thousand and $70 thousand for the three months ended March 31, 2024 and 2022, respectively. The resulting effective tax rate was 2.4% and 2.9% for the three months ended March 31, 2024 and 2022, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended March 31, 2024 and 2023, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the noncontrolling interest

Net income attributable to the noncontrolling interest decreased by $26 thousand, or (42)%, to $36 thousand for the three months ended March 31, 2024. Our noncontrolling interest holders in ITSQuest were allocated income of $129 thousand and $103 thousand for the three months ended March 31, 2024 and 2023, respectively. Our noncontrolling interest holders in Unicorns were allocated a loss of $(94) thousand and $(41) thousand for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 28.12%, respectively. As of March 31, 2023, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $4,345 thousand available as of March 31, 2024. Based on currently available capital resources (cash and cash equivalents on hand as of March 31, 2024), we estimate that we would be able to conduct our planned operations for approximately four additional months without raising additional equity or debt financing, assuming we do not fail to develop and launch the Unicoin during that period. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $9,107 thousand. For the period from April 1, 2024 through the date of this Quarterly Report on Form 10-Q, we have received cash and non-cash funding of $301 thousand and $109 thousand, respectively, all from issuances of Unicoin Rights. During the same period, investors signed agreements to purchase 161,001,000 Unicoin Rights as part of the Deferred Payment Plan. Additionally, 24,000 Unicoin Rights were purchased for $12,500 under the 10-Year Option. These funds may be used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the Unicoin is not developed and launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2023, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the Unicoin has been resolved.

From January 1, 2024 through March 31, 2024, the Company issued 32 million Unicoin Rights to investors and service providers in exchange of consideration consisting of cash ($55,755 thousand) and operating expenses paid with Unicoin Rights ($415 thousand) amounting to approximately $56,170 thousand.

Through March 31, 2024, the Company has recorded a financing obligation of $539.8 million associated with Unicoin Rights issued to date which represents the Company’s estimate of what it would be obligated to pay in the event the Unicoin is never developed and launched. Although it is the Company’s intention to ultimately develop and launch the Unicoin and settle Unicoin Rights obligations by issuing Unicoins to rights holders, there are aspects of the development and launch process, including certain regulatory approvals of the Unicoin, that may be outside of the Company’s control. If the Company fails to develop and launch the Unicoin, its intent would be to pay for the Unicoin Rights financing obligations using cash flows from its existing operations and/or through future debt or equity financing. In order to be able to pay the financing obligation using cash from operations or to achieve financing at terms acceptable to the Company, the Company will have to achieve substantial additional revenue growth and positive cash flows from operations or achieve substantial growth in its existing private company investment values and experience one or more exits or other liquidity transactions associated with its private company investments. There can be no assurance that the Company will achieve these successes prior to events or circumstances that lead to a future conclusion that the Unicoin will not be able to be developed and launched. If one or more of these factors leading to positive growth in the Company’s liquid resources do not occur prior to a conclusion that the Company will fail to develop and launch the Unicoin, the financing obligation to holders of Unicoin Rights may need to be settled for a fraction of the recorded obligation, or in the worst case, there may be no funds available to settle the obligation.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of March 31, 2024, the Company recorded a liability of $272 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production- related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,574 thousand as of March 31, 2024. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three months ended March 31,
(In thousand)	2024	2023
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(3,070)	$(1,687)
Net cash provided by financing activities	953	2,216
Net increase in cash and cash equivalents	$(2,117)	$529

Cash Used in Operating Activities

Cash flows used for operating activities increased by $(1,383) thousand to $(3,070) thousand for the three months ended March 31, 2024, compared to $(1,687) thousand for the three months ended March 31, 2023. Net cash used in operating activities for the three months ended March 31, 2024, was due to our net loss of $(3,818) thousand, an increase in operating assets and liabilities of $328 thousand, partially offset by the non-cash items of $(415) thousand. Net cash used in operating activities for the three months ended March 31, 2023, was $(1,687) thousand, due to our net loss of $(2,522) thousand, partially offset by non-cash items of $348 thousand and increases in operating assets and liabilities of $487 thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by $(1,263) thousand to $953 thousand for the three months ended March 31, 2024, compared to $2,216 thousand for the three months ended March 31, 2023. The decrease in net cash provided by financing activities was mainly due to a decrease in proceeds from sales of Unicoin Rights of $1,334 thousand.

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

Off-Balance Sheet Arrangements

As of March 31, 2024 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in the Annual Report on Form 10-K. Our critical accounting policies and estimates are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K. Our significant and critical accounting policies and estimates have not changed significantly since the filing of the Annual Report on Form 10-K, except for as described in Note 2 to the consolidated condensed financial statement included in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements

See “Significant Accounting Policies” in Note 2 of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $4,345 thousand available as of March 31, 2024, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed consolidated financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the condensed consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of March 31, 2024, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of March 31, 2024, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.40	293,660		4/26/24 to 5/3/21	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 7/31/21	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 11/30/21	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 12/31/22	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates		Exemption
$0.19	6,500,000	11/25/20		Section 4(a)(2)
$0.39	1,500,000	12/28/22	*	Section 4(a)(2)

*	Out of the initial 3,500,000 shares subject to the holdback provision, the Company released 1,500,000 shares on December 28, 2022, pursuant to the amended Share Exchange Agreement, as discussed in the Business Acquisition section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. As of the day of this Quarterly Report on Form 10-Q, 2,000,000 shares remain subject to the holdback provision, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition.

Capital Raising Transaction – Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through March 31, 2024 are as follows:

Total Amount Sold		Interest Rate	Dates	Exemption
$1,229,000	*	20.0%	6/3/21 to 12/31/21	Rule 506(c); Reg. S
$80,100		20.0%	1/26/22 to 12/31/22	Rule 506(c); Reg. S
$136,000		20.0%	4/17/23 to 7/31/23	Rule 506(c); Reg. S

*	Through the day of this Quarterly Report on Form 10-Q, the Company’s outstanding Unsecured Notes amount to $265 thousand.

Capital Raising Transaction – Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive Unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to accredited investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.01	1,369,921,280	2/24/22 to 4/24/24	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.05	54,866,000	3/12/22 to 4/24/24	Rule 506(c); Reg. S
$0.05	238,484,626	5/1/23 to 4/24/24	Rule 506(c); Reg. S
$0.055	29,892,260	9/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.07	13,280,000	4/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.08	325,000	4/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.089	30,594,947	12/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.10	125,402,501	3/18/22 to 4/24/24	Rule 506(c); Reg. S
$0.101	7,192,706	3/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.11	320,000	4/1/23 to 6/30/23	Rule 506(c); Reg. S
$0.12	104,000	5/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.122	6,628,606	6/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.14	1,200,000	4/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.15	1,667	3/1/24 to 3/31/24	Rule 506(c); Reg. S
$0.20	10,080,395	9/8/22 to 3/31/24	Rule 506(c); Reg. S
$0.35	285,714	6/1/23 to 4/24/24	Rule 506(c); Reg. S
$0.36	1,111,357,380	3/1/24 to 3/31/24	Rule 506(c); Reg. S
$0.373	3,804,607	9/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.40	4,584,417	11/2/22 to 5/31/23	Rule 506(c); Reg. S
$0.493	113,393,080	4/1/23 to 4/24/24	Rule 506(c); Reg. S
$0.459	1,028,203	10/31/23 to 3/31/24	Rule 506(c); Reg. S
$0.50	7,232,629	3/1/23 to 4/24/24	Rule 506(c); Reg. S
$0.75	2,933	4/1/24 to 5/3/24	Rule 506(c); Reg. S

*	The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin Rights issued at the specified price.
**	Unicoin Rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those Unicoin Rights.
***	The date represents when the Unicoin Right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

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

Unicoin Inc.

Date: May 15, 2024	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer