Form 10-Q
period 2024-06-30
Unicoin Inc.
filed 2024-08-19
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 738,737,265 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$4,095,673	$6,462,171
Accounts receivable, net
Trade receivables payable in cash	2,127,725	2,331,888
Unicorn Hunters non-cash receivables (Note 4)	1,509,528	1,509,528
Prepaid expenses and other current assets	1,619,366	1,275,102
Indemnification asset	5,058,868	4,922,426
TOTAL CURRENT ASSETS	14,411,160	16,501,115
Property and equipment, net	30,252	35,446
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,526,906	2,688,493
Investments in privately-held companies (Note 4)	8,627,000	8,627,000
Investments in land	890,749	-
Operating lease right-of-use assets	261,503	313,656
TOTAL ASSETS	$30,613,265	$32,031,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,140,852	$819,198
Income tax payable	300	2,281
Accrued expenses	5,157,232	2,158,534
Accrued payroll liabilities	750,194	976,862
Deferred revenue	4,827	5,368
ITSQuest, Inc. tax liability	4,923,864	4,922,426
Short-term debt	184,000	309,200
Loan from related party (Note 13)	-	51,398
Operating lease liabilities, current	156,285	159,679
Other current liabilities	275,479	403,193
TOTAL CURRENT LIABILITIES	12,593,033	9,808,139
Deferred income tax liability, net	334,622	334,622
Unicoin Rights financing obligation (Note 7)	101,211,570	84,674,022
Operating lease liabilities, noncurrent	111,544	160,470
TOTAL LIABILITIES	114,250,769	94,977,253

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 779,030,074 and 773,232,422 issued; 737,668,333 and 732,320,282 outstanding, net of treasury stock as of June 30, 2024 and December 31, 2023, respectively	779,030	773,233
Treasury stock, at cost; 41,361,741 and 40,912,140 shares as of June 30, 2024 and December 31, 2023, respectively	(4,041,331)	(3,880,025)
Additional paid-in capital	75,793,991	72,999,935
Accumulated deficit	(153,693,745)	(131,375,466)
TOTAL UNICOIN INC. STOCKHOLDERS’ DEFICIT	(81,162,055)	(61,482,323)
Non-controlling interest	(2,475,449)	(1,463,525)
TOTAL STOCKHOLDERS’ DEFICIT	(83,637,504)	(62,945,848)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,613,265	$32,031,405

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES	$5,606,046	$4,508,378	$10,584,592	$8,784,460
COST OF REVENUES	4,471,117	3,532,220	8,525,997	6,966,699
GROSS PROFIT	1,134,929	976,158	2,058,595	1,817,761
OPERATING COSTS AND EXPENSES
General and administrative	9,911,868	3,916,250	13,569,907	6,834,266
Sales and marketing	9,668,578	367,757	10,604,363	611,229
Research and development	2,935	56,242	10,048	114,607
TOTAL OPERATING COSTS AND EXPENSES	19,583,381	4,340,249	24,184,318	7,560,102
LOSS FROM OPERATIONS	(18,448,452)	(3,364,091)	(22,125,723)	(5,742,341)
Interest income (expense), net	(32,837)	(44,186)	(79,699)	(117,406)
Other income (expense), net	(768)	391	(6,520)	-
LOSS BEFORE INCOME TAXES	(18,482,057)	(3,407,886)	(22,211,942)	(5,859,747)
Income tax expense	(86,451)	(37,826)	(175,036)	(107,842)
NET LOSS AND COMPREHENSIVE LOSS	$(18,568,508)	$(3,445,712)	$(22,386,978)	$(5,967,589)
Less: net income (loss) attributable to the non-controlling interest	(104,601)	22,934	(68,698)	84,946
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(18,463,907)	$(3,468,646)	$(22,318,280)	$(6,052,535)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.01)
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,501,778	733,485,437	733,022,325	733,469,733

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’ Equity	Unicoin Inc. Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2022	772,938,415	$772,938	$72,831,056	(39,510,647)	$(3,389,446)	$(92,570,448)	$(22,355,900)	$(2,529,800)	$(24,885,700)
Issuance of common stock	12,445	12	33,988	-	-	-	34,000	-	34,000
Stock-based compensation expense	-	-	38,523	-	-	-	38,523	-	38,523
Repurchase of common stock (Note 8)	-	-	-	(6,185)	(2,412)	-	(2,412)	-	(2,412)
Common stock issued for services	38,837	40	(40)	-	-	-		-
Net Income (Loss)	-	-	-	-	-	(2,583,889)	(2,583,889)	62,012	(2,521,877)
Balance as of March 31, 2023	772,989,697	772,990	72,903,527	(39,516,832)	(3,391,858)	(95,154,337)	(24,869,678)	(2,467,788)	(27,337,466)

Issuance of common stock	2,534	2	7,498	-	-	-	7,500	-	7,500
Stock-based compensation expense	-	-	36,639	-	-	-	36,639	-	36,639
Repurchase of common stock	-	-		(5,210)	(1,667)	-	(1,667)	-	(1,667)
Common Stock issued for services	37,775	38	(38)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(3,468,646)	(3,468,646)	22,934	(3,445,712)
Balance as of June 30, 2023	773,030,006	773,030	72,947,626	(39,522,042)	(3,393,525)	(98,622,983)	(28,295,852)	(2,444,854)	(30,740,706)

Balance as of December 31, 2023	773,232,422	773,233	72,999,935	(40,912,140)	(3,880,025)	(131,375,466)	(61,482,323)	(1,463,525)	(62,945,848)
Stock-based compensation expense	219,584	219	113,171	-	-	-	113,390	-	113,390
Repurchase of common stock	-	-	-	(6,262)	(2,255)	-	(2,255)	-	(2,255)
Ownership interest increase in Unicorns Inc.	-	-	203,726	-	-	-	203,726	(943,226)	(739,500)
Net Income (Loss)	-	-	-	-	-	(3,854,373)	(3,854,373)	35,903	(3,818,470)
Balance as of March 31, 2024	773,452,006	773,452	73,316,832	(40,918,402)	(3,882,280)	(135,229,839)	(65,021,835)	(2,370,848)	(67,392,683)

Issuance of common stock	5,018,484	5,018	2,464,294	-	-	-	2,469,312	-	2,469,312
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Exercise of stock options and warrants	540,000	540	(486)	-	-	-	54	-	54
Repurchase of common stock	-	-	-	(443,339)	(159,051)	-	(159,051)	-	(159,051)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(18,463,907)	(18,463,907)	(104,601)	(18,568,508)
Balance as of June 30, 2024	779,030,074	$779,030	$75,793,991	(41,361,741)	$(4,041,331)	$(153,693,745)	$(81,162,055)	$(2,475,449)	$(83,637,504)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,386,978)	$(5,967,589)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	126,761	75,162
Operating expenses paid with Unicoin Rights (Note 7)	7,278,418	1,114,836
Transaction loss on reacquisition of Unicoin Rights (Note 7)	5,585,419	-
Net operating expenses paid with digital assets, net of customer payments with digital assets (Note 5)	20,025	131,433
Non-cash consideration (Note 4)	-	(7,000)
Impairment of digital assets (Note 5)	6,246	-
Depreciation and amortization expense	182,562	182,757
Credit Loss Expense	41,736	-
Non-cash operating lease expense (Notes 2 and 11)	84,052	79,225
Changes in operating assets and liabilities:
Trade receivables payable in cash	162,427	469,479
Prepaid expenses and other current assets	(344,264)	(196,725)
Other assets	(2,500)
Accounts payable	322,654	(703,027)
Accrued expenses and payroll liabilities	3,078,863	657,810
Deferred revenue	(541)	6,147
Operating lease liability (Notes 11)	(84,219)	(76,051)
ITSQuest, Inc. indemnification asset / tax liability	(135,004)	-
Other liabilities	(129,695)	(326,520)
Net cash used in operating activities	(6,194,038)	(4,560,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	-	199,200
Payment of short-term debt	(125,200)	(337,000)
Net proceeds from sales and repurchases of Unicoin Rights (Note 7)	1,545,896	10,011,464
Proceeds from issuance of common stock	2,459,813	41,498
Repurchase of common stock	(1,625)	(4,079)
Proceeds from exercise of stock options and warrants	54	-
Repayment of related party loan payable (Note 13)	(51,398)	(250,000)
Net cash provided by financing activities	3,827,540	9,661,083

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,366,498)	5,101,020
CASH AND CASH EQUIVALENTS—Beginning of period	6,462,171	1,522,069
CASH AND CASH EQUIVALENTS—End of period	$4,095,673	$6,623,089

Supplemental Non-Cash Disclosures:
Reduction of non-controlling interest upon ownership interest increase in Unicorns, Inc.	$943,226	$-
Market value of digital assets received as proceeds from issuance of common stock (Notes 5 and 8)	$9,500	$-
Market value of digital assets received as proceeds from sales of Unicoin Rights (Notes 5 and 7)	$32,551	$149,200
Receipt (i.e., “collection”) of private company equity securities (Note 4)	$-	$8,329,000
Recognition of operating lease right-of-use assets and operating lease liabilities in relation to new operating leases	$31,899	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Unicoin Inc. AND SUBSIDIARIES

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

AS OF June 30, 2024 AND DECEMBER 31, 2023 AND

FOR THE THREE AND SIX MONTHS ENDED June 30, 2024 AND 2023

NOTE 1 – ORGANIZATION AND OPERATIONS

Description of Business

Unicoin Inc. (“Unicoin”) is an operating and holding company. As a holding company, Unicoin wholly owns one Talent-as-a-Service (“TaaS”) operating company and platform: SheWorks!, Inc. (“SheWorks!”), Inc. In June 2023, Unicoin merged Yandiki, Inc. (“Yandiki”), previously the Company’s second TaaS operating company, into the SheWorks! operating company. As a holding company, Unicoin is also the majority owner of a traditional staffing agency, ITSQuest, Inc. (“ITSQuest”), with a regional presence in the U.S. Southwest. Finally, as a holding company, Unicoin also became the majority owner in 2021 of Unicorns Inc. (“Unicorns” or “Unicorn Hunters”), a media production company producing Unicorn Hunters, a business and investing reality show. The legacy operations of the SaaS business (engaged in providing workforce management software to better monitor and manage a remote workforce) are currently being phased out of operations through customer attrition, and are no longer the focus of the Company’s efforts.

The Company is developing a security token called unicoin (“unicoin”), whose value is intended to be backed in part by certain of the Company’s current and future assets, which assets may include certain equity positions acquired or to be acquired from Unicorn Hunters show participants and certain equity positions acquired or to be acquired from non-show participants for other services. The unicoin tokens may also be collateralized in part by certain ownership rights in various real estate positions either currently owned or to be acquired by the Company in the future. The Company is currently determining the structure that may be utilized to provide the collateral to support the unicoin tokens. There can be no assurance, however, that such current or prospective collateral will equal or exceed the fair market value of the unicoin tokens or whether such collateral will be subject to liens of other creditors of the Company. The Company may determine that such equity positions and real estate ownership rights will be held by the Company in a segregated account or in a wholly owned subsidiary for the purpose of collateralizing the unicoins and supporting their value. The Company expects that when equity positions held by it or in a designated entity are liquidated through a liquidity event, a portion of the resulting proceeds will be distributed to holders of the unicoin tokens. The terms and timing of such distributions will be determined by the Company’s Board of Directors.

To date, the Company has been working on the actual technological development or coding of the tokens using its existing contractors. The Company reasonably expects that completion of the technical development can happen in a relatively short time, assuming regulatory readiness for launch, and hopes to complete this process by the end of the 2024 calendar year. Neither the Unicoin Rights nor the tokenized unicoins will grant any intellectual property rights to holders. As of June 30, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not developed or issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

Business Organization

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and gross profit (loss). The Company currently operates in the following three reporting segments: SaaS, TaaS and Unicorn Hunters. Refer to Note 16 – Segment Information. The legacy operations of the SaaS business are currently being phased out of operations through customer attrition, and are no longer the focus of the Company’s efforts.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $(22,387) thousand and $(5,968) thousand and used cash in operating activities of $(6,194) thousand and $(4,560) thousand for the six months ended June 30, 2024 and 2023, respectively, and has an accumulated deficit of $(153,694) thousand and $(131,375) thousand as of June 30, 2024 and December 31, 2023, respectively, and expects to incur future additional losses.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of Unicoin Inc., its wholly owned subsidiaries, SheWorks! and Yandiki (for periods prior to its June 2023 merger with SheWorks!), as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest, which is 51% owned, and Unicorns, which is 71.88% and 66.67% owned as of June 30, 2024 and December 31, 2023, respectively, the minority interests are reflected in the condensed consolidated financial statements as non-controlling interests (“NCI”).

On February 21, 2024, the Company’s majority owned subsidiary, Unicorns, issued 5,000,000 common stock shares to an Executive Producer for the Unicorn Hunters show. This issuance was compensation in connection with the completion of Season 1 of the Unicorn Hunters show. This transaction decreased the Company’s ownership interest from 66.67% to 62.50%.

On March 11, 2024, Moe Vela sold his entire ownership in Unicorns of 7,500,000 common stock shares to the Company, in exchange for 1,500,000 Unicoin Rights. This transaction increased the Company’s ownership interest from 62.50% to 71.88%. The Company paid Moe Vela with Unicoin Rights valued at $740 thousand. This transaction was accounted for under the guidance of ASC 810- Consolidations by recording a reduction in the non-controlling interest of $943 thousand, which represents the increase in the Company’s share of the carrying value of Unicorns net assets. The $204 thousand excess of carrying value of Unicorns net assets over the fair value of the Unicoin Rights paid in consideration was recorded to Additional Paid-In-Capital during the six months ended June 30, 2024.

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in the Company’s Form 10-K for the year ended December 31, 2023. The unaudited condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated balance sheet of the Company as of that date.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of June 30, 2024 and December 31, 2023, respectively, the Company had $3,096 thousand and $5,657 thousand of cash in excess of the FDIC insured amounts. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

In addition, as discussed in Note 4, as of June 30, 2024 and December 31, 2023 the Company has non-cash receivables consisting of options and warrants to purchase common stock in privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values.

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

During the three and six months ended June 30, 2024, the Company had one customer (“Customer A”) and two customers (“Customer A” and “Customer B”), respectively, for which revenue accounted for more than 10% of total revenue. Customer A accounted for 24% and 25% of total revenue for the three and six months ended June 30, 2024, respectively. Customer B accounted for 12% of total revenue for the six months ended June 30, 2024. Customer A and Customer B accounted for 10% and 9%, respectively, of total accounts receivable as of June 30, 2024. In addition, as of June 30, 2024, the Company had one customer (“Customer C”) for which its accounts receivable accounted for more than 10% of total accounts receivable. Customer C accounted for 42% of total accounts receivable as of June 30, 2024.

During the three months ended June 30, 2023 one customer (“Customer A”) accounted for 16% of the Company’s total revenue. Customer A accounted for 6% of total accounts receivable, as of June 30, 2023. During the six months ended June 30, 2023, Customer A and Customer B accounted for 11% and 10%, respectively, of the Company’s total revenue. These customers accounted for 6% and 12% of total accounts receivable, respectively, as of June 30, 2023.

The Share Exchange Agreement (“SEA”) that the Company entered into in order to acquire a majority stake in ITSQuest, as amended on December 28, 2022, contains a contingent divestiture provision whereby if by December 31, 2024, the Company does not either (i) engage in an initial public offering of its securities at a price of at least $10.00 per share or (ii) cause the Company’s proposed security tokens (unicoins) to become tokenized and listed on a cryptocurrency exchange with a quoted price at or above $1.00 per token, then the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the SEA. As of the filing date of this Quarterly Report on Form 10-Q, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,265 thousand or 34% of total assets, revenues of $9,324 thousand or 88% of total revenues, and generated gross profit of $1,884 thousand or 92% of total gross profit as of and for the six months ended June 30, 2024. ITSQuest represented Company assets of $10,279 thousand or 32%, revenues of $16,708 thousand or 80%, and generated gross margins of $3,133 thousand or 59% as of the year ended December 31, 2023.

Accounting Pronouncements Recently Adopted

Financial Instruments – Credit Losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on financial instruments later codified as Accounting Standard codification (“ASC”) 326, effective January 1, 2023, using a modified retrospective approach. The guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. There was no significant impact on the date of adoption of ASC 326.

Under ASC 326, Accounts receivable is recorded at the invoiced amount, net of allowance for expected credit losses. The allowance for expected credit losses reduces the Account receivable balance to the estimated net realizable value. The Company regularly reviews the adequacy of the allowance for expected credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customer financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

All provisions for the allowance for expected credit losses are included as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

The allowance for expected credit losses related to Unicorns non-cash receivables is subject to uncertainty because the fair value of the underlying private company options, warrants or shares could change subsequent to the initial determination of fair value and before receipt of the related option, warrant or share certificates. In addition, unforeseen circumstances could arise after contract inception which could impact the customer’s intent or ability to pay. Because the value of any one of the receivables associated with Unicorn’s contracts may be material, changes such as these could have a material effect on the Company’s future financial condition, results of operations and cash flows.

Since the inception of Unicorn Hunters, the Company has recognized revenue in connection with seven Unicorn Hunters agreements. The total revenue amount related to these agreements was $10,310 thousand to-date. As of June 30, 2024 and December 31, 2023, Unicorn Hunters non-cash receivables were $1,510 and $1,510 thousand, respectively and represented 42% and 39% of total receivables, respectively. In addition, these receivables represented 5% and 5% of total assets as of June 30, 2024 and December 31, 2023, respectively.

The Company reviews each outstanding customer’s non-cash receivable balance with management of the private company customer, and records an allowance for expected credit losses if either of the following are noted:

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

To date, the Company has not recorded any credit loss expense or allowance for expected credit losses related to Unicorn Hunters non-cash receivables and the Company has not experienced any fluctuations or significant matters, relating to any of its businesses, that would require recording a material allowance for expected credit losses in any period to date.

Significant Accounting Policies

Other than the discussion of our accounting policy for Asset Swap Agreement and Related Commission within Note 7 – Unicoin Rights Financing Obligation, there have been no material changes to the Company’s significant accounting policies disclosed in our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of April 1, 2023, the Company has revised its Intangible Assets and Financial Assets accounting policies to account for USD Coin (“USDC”) as a financial asset. As a result, USDC will be measured at fair value in future periods with changes in fair value reported in earnings as they occur. The Company previously reported USDC within Intangible assets, net, and has reclassified USDC to prepaid expenses and other current assets beginning in the third quarter of 2023. The Company’s USDC balance as of June 30, 2024 and December 31, 2023 amounted to $0. Management assessed the balance of USDC in historical periods, noting the change has an immaterial impact on previously reported amounts.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy.

As of June 30, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds (included within Cash and Cash Equivalents in the condensed consolidated balance sheets)	$2,936,778	$2,936,778	$-	$-	$2,936,778

As of December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds (included within Cash and Cash Equivalents in the consolidated balance sheets)	$5,299,530	$5,299,530	$-	$-	$5,299,530

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

The following tables summarize the Company’s non-cash receivables and investments in privately-held companies as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Non-cash receivables	$1,509,528	$1,509,528
Investments in privately-held companies*	8,627,000	8,627,000
Carrying value of non-cash receivables and investments in privately-held companies	$10,136,528	$10,136,528

*	The current carrying value of Unicorn Hunters non-cash consideration equals the fair values at which such investments were originally recorded. No impairments or upward adjustments to estimated fair values have been recorded to-date because there have been no observable price changes related to the Company’s investments in privately held companies or non-cash receivables representing promises to issue such securities.

As of June 30, 2024 and December 31, 2023, the Company has outstanding non-cash receivables from one Unicorn Hunters’ customer amounting to $1,510 thousand.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS

Goodwill and Acquisition-Related Intangible Assets

As of June 30, 2024 and December 31, 2023, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill during the six months ended June 30, 2024 and the year ended December 31, 2023. The Company’s goodwill was not tax deductible for income tax purposes.

Acquisition-related intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

		June 30, 2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$719,295	$2,291,705
Trade Names	5 years	770,000	551,833	218,167
		$3,781,000	$1,271,128	$2,509,872

		December 31, 2023
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$618,926	$2,392,074
Trade Names	5 years	770,000	474,835	295,165
		$3,781,000	$1,093,761	$2,687,239

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

Amortization expense related to intangible assets was $89 thousand and $177 thousand for the three months and six months ended June 30, 2024, respectively. Amortization expense related to intangible assets was $89 thousand and $178 thousand for the three months and six months ended June 30, 2023, respectively.

As of June 30, 2024, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2024 (July 1 to December 31)	$177,367
2025	341,900
2026	200,733
2027	200,733
2028	200,733
Thereafter	1,388,406
Total	$2,509,872

The Company performed its most recent qualitative assessments of goodwill and intangible assets as of December 31, 2023, to determine if the carrying values of these assets exceeded their fair values, noting there were no indicators of impairment for goodwill or intangible assets.

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

As of April 1, 2023, the Company has revised its impairment loss assessment methodology for digital assets to record write-downs to the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset (i.e., on a daily basis rather than quarterly). This revision would be consistent with the requirements of ASC 350-30-35-19, which indicates impairment exists whenever carrying value exceeds fair value. It also indicates that after an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Management assessed the potential difference in impairment loss that would have resulted in prior periods if this impairment methodology had been applied retroactively, noting the amounts were immaterial.

During the six months ended June 30, 2024 and 2023 the Company received digital assets as consideration from customers and investors for the purchases of Unicoin Rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Ethereum (ETH), Wrapped Ethereum (WETH) and Tether (USDT). Unicoin Rights are more fully discussed in Note 7. The Company utilized $28 thousand and $130 thousand of its digital asset holdings for vendor payments during the six months ended June 30, 2024 and 2023, respectively.

During the three months ended June 30, 2024 and 2023, the Company recorded less than $1 thousand, respectively, of impairment losses on digital assets. During the six months ended June 30, 2024 and 2023, the Company recorded $6 thousand and $0, respectively, of impairment losses on digital assets. Impairment losses are included in operating expenses in the unaudited condensed consolidated statements of operations.

The table below summarizes the Company’s digital asset activity for the three months ended as of June 30, 2024 and 2023:

	Bitcoin	Ethereum	Tether	Wrapped Ethereum	Three Months Ended June 30,
	(BTC)	(ETH)	(USDT)	(WETH)	2024	2023
Beginning balance	$1,544	$10,758	$1,965	$292	$14,559	$-
Received as consideration in sales of Unicoin Rights	-	2,969	-	-	2,969	149,200
Vendor Payments	-	-	-	-	-	(130,243)
Fees and Other	-	-	-	-	-	(177)
Impairments	(494)	-	-	-	(494)	-
Ending balance	$1,050	$13,727	$1,965	$292	$17,034	$18,780

The table below summarizes the Company’s digital asset activity for the six months ended as of June 30, 2024 and 2023:

	Bitcoin	Ethereum	Tether	Wrapped Ethereum	Six Months Ended June 30,
	(BTC)	(ETH)	(USDT)	(WETH)	2024	2023
Beginning balance	$4	$958	$-	$292	$1,254	$-
Received as consideration in issuance of common stock	9,500	-	-	-	9,500	-
Payments from customers	8,310	-	-	-	8,310	-
Received as consideration in sales of Unicoin Rights	11,906	18,680	1,965	-	32,551	149,200
Vendor Payments	(28,338)	-	-	-	(28,338)	(130,243)
Fees and Other	-	3	-	-	3	(177)
Impairments	(332)	(5,914)	-	-	(6,246)	-
Ending balance	$1,050	$13,727	$1,965	$292	$17,034	$18,780

The table below summarizes the carrying values for the Company’s digital asset holdings as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Bitcoin (BTC)	$1,050	$4
Ethereum (ETH)	13,727	958
Tether (USDT)	1,965	-
Wrapped Ethereum (WETH)	292	292
Total	$17,034	$1,254

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $17 thousand and $1 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 6 – DEBT

As of June 30, 2024 and December 31, 2023 the Company held short-term debt of $184 thousand and $309 thousand, respectively. The Company did not hold any long-term debt as of June 30, 2024 and December 31, 2023. The Unsecured Notes bear interest at a rate of 20.0% per annum, payable, at maturity, and initially matured one year from issuance unless the holder elects to extend the maturity.

The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As follows is a schedule of outstanding balances by the maturity date:

Outstanding Balance	Issuance Date	Maturity Date Extended to
$100,000	July 2021	July 2024*
57,000	July 2021	July 2024
10,000	September 2021	September 2024
1,000	October 2021	October 2024
16,000	November 2022	November 2024
$184,000

*	During July 2024, the Company extended the maturity date from July 2024 to July 2025, for notes with an outstanding amount of $100 thousand.

Interest expense on Unsecured Notes of $12 thousand and $45 thousand was incurred during the three months ended June 30, 2024 and 2023, respectively. Interest expense on Unsecured Notes of $27 thousand and $82 thousand was incurred during the six months ended June 30, 2024 and 2023, respectively. Interest expense was recorded as accrued expenses in the condensed consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the Unsecured Notes internally, without the use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of June 30, 2024 approximates their carrying amounts.

NOTE 7 – UNICOIN RIGHTS FINANCING OBLIGATION

The Company is developing a security token, which is more fully described in the Description of Business section of Note 1 – Organization and Operations. As of June 30, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

The Company is offering rights to receive unicoins upon tokenization (“Unicoin Rights” or “Rights”) with terms and conditions set forth in a confidential private placement memorandum initially dated February 2022 and updated periodically thereafter (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder. Each U.S. domiciled investor in Unicoin Rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act.

The Company accounts for Unicoin Rights by recording a liability representing the amount that management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged as consideration for Rights to receive unicoins in the future and in the event the unicoin is never launched. The Company concluded that it has a legal or contractual obligation and recorded an amount necessary to refund the amount originally paid by investors if holders’ reasonable expectation to receive unicoins is not achieved.

There are currently 79,823 total holders of Unicoin Rights listed in the Company’s registry (some duplication for individuals who invested more than once may be reflected in this total), including the holders of discretionary Unicoin Rights, and 4,061 purchasers worldwide. Of these, approximately 1,279 (1.60% of total holders and 31.49% of purchasers) are accredited and 2,827 (3.54% of holders) are not accredited or were not verified. Of the 4,061 purchasers, approximately 2,827 were not accredited or not verified (69.61%).  Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given Unicoin Rights for free, and thus were not sold Unicoin Rights. The Company will no longer issue Unicoin Rights to U.S. domiciled investor who are not accredited.

As of June 30, 2024 and December 31, 2023, the Company has issued rights to acquire 6.6 billion and 6.2 billion unicoins, respectively. As of June 30, 2024 and December 31, 2023 the outstanding financing obligation related to Unicoin Rights was $101,212 thousand and $84,674 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to develop and launch the unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the Unicoin Rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the three months ended June 30, 2024 and 2023, the Company paid operating expenses to employees and service providers by issuing Unicoin Rights with a fair value of $6,863 thousand and $929 thousand, respectively. During the six months ended June 30, 2024 and 2023, the Company paid operating expenses to employees and service providers by issuing Unicoin Rights with a fair value of $7,278 thousand and $1,115 thousand, respectively. The related Unicoin Rights Financing Obligation is included within the Service Providers, Influencers and Employees category of the summary below.

The following table summarizes the components of the Unicoin Rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023:

		Outstanding Unicoin Rights and Related Financing Obligation
		June 30, 2024		December 31, 2023
Nature / Category of Unicoin Right Holder	Form of Consideration	Units	Amount	Units		Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,731,761,065	$38,029,928	1,763,813,346		$38,198,488
Unicoin Inc. Shareholders	Non-Cash Dividends	727,725,875	72,773	727,594,375		72,772
Employee, Contractors, Directors	Discretionary Compensation	521,771,178	52,177	340,112,801		34,012
Service Providers, Influencers and Employees	Services and Employee Labor	265,465,867	34,472,541	243,287,273		25,603,663
Subtotal		3,246,723,985	72,627,419	3,074,807,795		$63,908,935
ITSQuest Contingent Divestiture Amendment	Contract Amendment	20,000,000	1,780,000	20,000,000		1,780,000
Five-Year Deferred Payment Plan	Cash and Treasury Stock	3,277,959,535	23,679,717	3,101,478,719	*	17,047,143
Ten-Year Prepaid Plan	Cash	8,309,046	2,110,726	8,175,047	*	1,937,944
Asset Swap Agreement and Related Commissions	Land	2,743,507	1,013,708	-		-
Total		6,555,736,073	$101,211,570	6,204,461,561		$84,674,022

*	Unicoin Rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.

Sales to Investors

As of June 30, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with sales to investors amounted to $38,030 thousand and $38,198 thousand, respectively. The cumulative amounts were received from completed sales of Unicoin Rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holder of Unicoin Rights has a reasonable right to either 1) receive the number of unicoins specified in their Unicoin Rights agreement upon the future development and launch of the unicoin or 2) a refund of the amount invested in anticipation of the future development and launch of unicoins. Therefore, all amounts received from sales to investors have been recorded as a Unicoin Rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of Unicoin Rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of Unicoin Rights, prior to finalizing any plan to market and sell Rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such Rights. As a result, the Company has ascribed a de minimis value to all Unicoin Rights issued to shareholders on February 10, 2022. As of June 30, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated non-cash dividend of Unicoin Rights amounted to $73 thousand.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued Unicoin Rights to certain employees, Board members and external contractors/consultants as discretionary awards. These Unicoin Rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The Unicoin Rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the Unicoin Rights agreement, on a per Unicoin Right basis, the amount that holders would be entitled to if the Unicoin is not ultimately launched is de minimis in relation to the actual fair value per Unicoin Right. As of June 30, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $34 thousand, respectively.

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

Similar to investors, service providers exchanged a specified, negotiated value in exchange for Unicoin Rights and has rights to receive either 1) the negotiated number of unicoins upon development or launch, or 2) payment of cash equivalent to the value of services provided. In addition, from time to time the Company engages Influencers to promote unicoins and/or the Unicorn Hunters show in exchange for Unicoin Rights. The form of Influencer engagement may include promoting unicoin in a social media post, making brief reference in a speech, posting about unicoin on a website or any other media form.

These contracts do not specify the value of services rendered by Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of June 30, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with Unicoin Rights issued to service providers, influencers and employees amounted to $34,473 thousand and $25,604 thousand, respectively.

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

The following table summarizes the pledged collateral pursuant to the deferred payment plan as of June 30, 2024 and December 31, 2023:

	Estimated Fair Value of Collateral Received as of:
Form of Collateral Received	June 30, 2024	December 31, 2023
Cash	$1,023,055	$870,715
Digital Assets	146,841	127,840
Non-Unicoin Inc. Stock	1,769,980	1,771,180
Unicoin Inc. Shares of Common Stock	3,427,182	4,457,432
Unicoin Rights	29,842,294	17,135,029
Real Estate	13,629,514	13,129,514
Total	$49,838,866	$37,491,710

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin Rights – Based on fair value of Unicoin Rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate – Based on third-party appraisal near the date the real estate was accepted as collateral.

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to investors in its ongoing Unicoin Rights offering. Under the prepaid plan, the investor remits cash or digital asset deposits (the “principal”) for a period of up to ten years. After the first year (the “maturity date”), the investor can either withdraw the principal or apply it towards the purchase of unicoins at 20 cents per unit. Five years after the deposit (the “maturity”), the investor earns a cumulative interest of 50% of the principal, which qualifies toward the withdrawal or purchase of unicoins. As of June 30, 2024 and December 31, 2023, cumulative cash receipts of $2,111 thousand and $1,938 thousand, respectively, were recorded as Unicoin Rights financing obligation in connection with the prepaid plan. After five years following the deposit (the “interest vesting date”), $1,636 thousand of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of unicoins. The remaining proceeds of $248 thousand did not include a contractual interest rate. As of June 30, 2024 and December 31, 2023, accrued interest recorded within the Unicoin Rights financing obligation amounted to $228 thousand and $149 thousand, respectively. Accrued interest under the prepaid plan has been calculated using the straight-line method, which approximates the effective interest method. The financing obligation did not include present value adjustments to account for lower than market interest rate, in relation to those transactions with no contractual interest, as such adjustments would have been immaterial.

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

Asset Swap Agreement and Related Commission

On October 9, 2023, the Company entered into an Asset Swap Agreement with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 Unicoin Rights in exchange for real estate assets consisting of 175.265 square meters of land, located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela. In March 2024, the Company completed its due diligence, released 1,746,497 Unicoin Rights and received the title for the real estate assets. As of June 30, 2024, the Company recorded an Investment in Land asset in its balance sheet amounting to $624 thousand, the fair value of the land as determined by a third-party appraisal. As of June 30, 2024, the Company recorded a Unicoin Right financing obligation of $711 thousand, which consisted of Unicoin Rights with a fair value of $624 thousand and $87 thousand, which were provided to the seller as consideration and a real estate agent as a commission, respectively.

On February 9, 2024, the Company entered into an Asset Swap Agreement with Vessa Jenine Rinehart-Phillips, a U.S. Citizen, wherein the Company agreed to provide a total of 747,600 Unicoin Rights in exchange for real estate assets consisting of vacant land described as Parcel 48 of Tract 2147, in the City of California City, County of Kern, State of California, USA, as recorded in Book 7, Page 91 of records of survey in the Office of the County Recorder of said County. Upon exchanging consideration in April 2024, the Company recorded an Investment in Land asset in its balance sheet amounting to $267 thousand, the fair value of the land as determined by a third-party appraisal. As of June 30, 2024, the Company recorded a Unicoin Rights Financing Obligation of $304 thousand, which consisted of Unicoin Rights with a fair value of $267 thousand and $37 thousand, which were provided to the seller as consideration and a real estate agent as a commission, respectively.

Unicoin Rights Issued to Related Parties

The Unicoin Rights issuances discussed above include a total of 1,049 million Unicoin Rights, and the respective Unicoin Rights Financing Obligation of $5,441 thousand, which represent the cumulative amounts issued to related parties during the six months ended June 30, 2024. The composition of this is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		June 30, 2024			December 31, 2023
Nature / Category	Relationship	Units	Amount		Units	Amount
Sales to Investors	Officers and Directors	4,006,000	$41,200		3,000,000	$30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	544,099,208	54,410		542,425,284	54,242
Discretionary Awards	Officers and Directors	204,316,329	22,111		89,329,000	8,933
Consideration for Services	Officers and Directors	24,460,832	3,525,370	*	70,895,600	12,723,470
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	20,000,000	1,780,000		20,000,000	1,780,000
Five-Year Deferred Payment Plan	Officers and Directors	251,666,500	17,500		251,666,500	17,500
Total		1,048,548,869	$5,440,591		977,316,384	$14,614,145

*	As of June 30, 2024, management updated the informational list above to exclude certain officers and members of the board of directors that are no longer employed by the Company. During their tenure, such officers and directors received 51,425,705 Unicoin Rights for their services amounting to a Unicoin Right Financing Obligation of $10,603 thousand. The liability related to the Unicoin Rights held by those former directors remains recorded as a Unicoin Rights Financing Obligation in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company held approximately $468 thousand and $269 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoin Rights on the condensed consolidated statements of cash flows.

Transaction loss on Repurchase of Unicoin Rights

During the six months ended June 30, 2024, the Company recorded a transaction loss on repurchase of Unicoin Rights amounting to $5,832 thousand. This transaction loss was partially due to that investors under the five-year deferred payment plan paid instalments using previously acquired Unicoin Rights as consideration. The difference between the fair value of the Unicoin Rights as of the time of payment compared to the initial acquisition cost of such Unicoin Rights. In addition, the Company repurchased Unicoin Rights from investors, for which the Company recorded a transaction loss of $247 thousand during the six months ended June 30, 2024. This component of the transaction loss represented the excess of cash proceeds over the Unicoin Right Financing Obligation that was previously recorded when the investor initially acquired the Unicoin Rights.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 779,030,074 and 773,232,422 shares of common stock issued and 737,668,333 and 732,320,282 outstanding, net of treasury stock, as of June 30, 2024, and December 31, 2023, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended June 30, 2024 and 2023, the Company issued common stock as follows:

	Three Months Ended June 30, 2024
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	4,248,619	0.40	$1,699,447
Round 7	769,865	1.00	769,865
Total stock issued	5,018,484		$2,469,312	*

*	Total proceeds from the issuance of common stock for the three months ended June 30, 2024 of $2,469,312 consisted of $2,459,812 and $9,500 in cash and digital assets, respectively.

	Three Months Ended June 30, 2023
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a and 4b	2,500	3.00	$7,500
Round 5*	34	-	-
Total stock issued	2,534		$7,500

*

In the three months ended June 30, 2023, the Company issued 34 shares as part of Round 5 to correct a previously issued stock certificate. No additional proceeds were collected as part of the correction.

For the six months ended June 30, 2024 and 2023, the Company issued common stock as follows:

	Six Months Ended June 30, 2024
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	4,248,619	0.40	$1,699,448
Round 7	769,865	1.00	769,865
Total stock issued	5,018,484		$2,469,313	*

*	Total proceeds from the issuance of common stock for the six months ended June 30, 2024 of $2,469,313 consisted of $2,459,812 and $9,500 in cash and digital assets, respectively.

	Six Months Ended June 30, 2023
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a and 4b	8,000	2.06	$16,500
Round 5	6,979	3.58	25,000
Total stock issued	14,979		$41,500

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

Repurchases of Common Stock

For the three months ended June 30, 2024 and 2023, the Company repurchased 443,339 and 5,210 shares in exchange for $159 thousand and $2 thousand, respectively. Of the $159 thousand recorded to Additional Paid-In-Capital during the three months ended June 30, 2023, the Company issued Unicoin Rights with a fair value of $156 thousand and paid payroll taxes on behalf of an employee amounting to $3 thousand. For the six months ended June 30, 2024 and 2023, the Company repurchased 449,601 and 11,395 shares in exchange for $161 thousand and $4 thousand, respectively. Of the $161 thousand recorded to Additional Paid-In-Capital during the three months ended June 30, 2023, the Company issued Unicoin Rights with a fair value of $158 thousand and paid payroll taxes on behalf of an employee amounting to $3 thousand. Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of June 30, 2024.

Shares of common stock reserved for future issuance were as follows:

	June 30, 2024	December 31, 2023
Stock options outstanding (Note 9)	55,305,881	55,535,881
Warrants for common stock (Note 10)	9,800,000	10,310,000
Restricted stock units (Note 9)	45,694	84,862

Non-cash Dividend of Unicoin Rights

As discussed in Note 7, in connection with a February 10, 2022 board consent, the Company declared a non-cash dividend of one Unicoin Right per each common share of record held on February 10, 2022. Approximately 731 million Unicoin Rights were issued as non-cash dividends aggregating to $73 thousand, or $0.0001 per share and was recorded as a reduction of additional paid-in-capital and an increase to the Unicoin Rights liability in the Company’s condensed consolidated balance sheet. The dividend was recorded on February 10, 2022, as a reduction of additional paid-in-capital because the Company is in a retained deficit position.

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

The Company recorded stock-based compensation expense of $0 and $37 thousand relating to stock option awards during the three months ended June 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense of $0 and $75 thousand relating to stock option awards during the six months ended June 30, 2024 and 2023, respectively. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. The risk-free interest rate is based on the U.S. Treasury yield curve applicable to a period equal to the expected term of the award. The Company accounts for forfeitures as they occur.

The following is a summary of stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2024	55,535,881	$0.031	5.61	$18,619,327
Granted	-
Exercised	(230,000)
Cancelled	-
Ending balance June 30, 2024	55,305,881	$0.031	5.11	$20,181,982

Vested and exercisable as of June 30, 2024	55,305,881	$0.031	5.11	$20,181,982

Restricted Stock Units (“RSUs”)

RSUs Classified as Equity

During 2021, the Company amended certain employment agreements for some of its employees that enabled those employees to receive stock awards worth a fixed dollar amount, either: (i) at end of every month in certain instances; or (ii) on the first anniversary of their respective employments in other instances. The revised employment agreement specifies the maximum number of shares to be issued upon vesting to the respective employees. Equity-classified RSUs’s have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. These awards vest immediately.

The following is a summary of RSU activity for the six months ended June 30, 2024:

Number of RSU’s
Beginning balance - January 1, 2024	84,862
Granted	-
Vested	(39,168)
Forfeited	-
Ending balance - June 30, 2024	45,694

The Company recorded $13 thousand and $37 thousand of stock-based compensation expense relating to RSU’s during the three months ended June 30, 2024 and 2023, respectively. The Company recorded $27 thousand and $75 thousand of stock-based compensation expense relating to RSU’s during the six months ended June 30, 2024 and 2023, respectively.

Unicorns Common Stock Awards

On March 14, 2021, Unicorns, a majority-owned subsidiary of the Company, granted Unicorns Common Stock Awards to the executive producers of the Unicorn Hunters TV show. These awards have a grant-date fair value equal to the fair market value of the underlying Unicorns stock on the grant date less present value of expected dividends. During the three months ended June 30, 2021, management recorded de minimis stock-based compensation expense within the Cost of Revenues line item in relation to the vesting of five million Unicorns Common Stock Awards. During the six months ended June 30, 2024, management recorded stock-based compensation expense within the Cost of Revenues line item of $100 thousand in relation to the vesting of five million Unicorns Common Stock Awards. As of June 30, 2024, five million Unicorns Common Stock Awards remain outstanding. The total grant-date fair value of the outstanding Unicorns Common Stock Awards amount to $100 thousand, for which no stock-based compensation expense has been recorded as management has assessed that is not probable the performance condition is going to be achieved.

During the three and six months ended June 30, 2024 and 2023 substantially all stock-based compensation expense was classified as general and administrative expense.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of June 30, 2024 and December 31, 2023 all warrants were classified as equity with a weighted average grant date fair value of $0.02.

The table below summarizes warrant activity for the three months and six months ended June 30, 2024:

Number of Warrants
Beginning balance as of January 1, 2024	10,310,000
Granted	-
Exercised	(510,000)
Forfeited	-
Ending balance as of June 30, 2024	9,800,000

NOTE 11 – LEASES

The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of June 30, 2024, the remaining lease term of the Company’s operating leases ranges from less than one year to five years.

The components of operating lease expense are as follows:

	Six Months Ended June 30,
	2024	2023
Operating lease expense	$84,052	$95,100
Short-term lease expense	92,802	91,378
Total operating lease expense	$176,854	$186,478

	Three Months Ended June 30,
	2024	2023
Operating lease expense	$43,746	$46,871
Short-term lease expense	58,642	45,035
Total operating lease expense	$102,388	$91,924

The Company excludes leases with a term of 12 months or less from its consolidated balance sheets. For the six months ended June 30, 2024 and June 30, 2023, the Company recorded operating lease expense of $93 thousand and $91 thousand for those short-term leases. For the three months ended June 30, 2024 and June 30, 2023, the Company recorded operating lease expense of $59 thousand and $45 thousand for those short-term leases.

Supplemental balance sheet information related to operating leases was as follow:

	As of
	June 30, 2024	December 31, 2023
Operating leases
Assets:
Operating lease right-of-use assets	$261,503	$313,655
Liabilities:
Current portion of operating lease liabilities	$156,285	$159,679
Operating lease liabilities, noncurrent	111,544	160,470
Total operating lease liabilities	$267,829	$320,149
Other information:
Weighted-average remaining lease term (in years)	1.4	1.8
Weighted-average discount rate %	10.00%	10.00%

As of June 30, 2024, future maturities of operating lease liabilities were as follows:

Amount
2024 (July 1 through December 31)	$96,871
2025	133,475
2026	43,655
2027	12,578
2028	10,915
Future operating lease payments	297,494
Imputed interest	(29,665)
Total operating lease liabilities	267,829
Current portion	(156,285)
Operating lease liabilities, noncurrent	$111,544

The Company did not have any finance leases during the six months ended June 30, 2024 and year ended December 31, 2023.

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

As discussed in Note 2, the Share Exchange Agreement that the Company entered into in order to acquire a majority stake in ITSQuest, contains a contingent divestiture provision whereby if certain conditions are not met the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the Exchange Agreement. Refer to Note 13 for discussion regarding the trigger events of the contingent divestiture agreement. Such an event would cause the loss of ITSQuest-associated revenue to the Company while resulting in the Company having issued equity to the ITSQuest founders for only nominal consideration. The Company anticipates the divestiture of ITSQuest may lead to a loss on disposition and such loss may be material to the Company’s future financial position, results of operations and cash flows for periods including the disposition and thereafter. For further details regarding the potential impact of a divestiture, refer to the Risk and Uncertainties section of Note 2 – Summary of Significant Accounting Policies.

Asset Swap Agreements

As of June 30, 2024, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been launched yet, management can’t yet ascertain control over the assets included in such Asset Swap Agreements. Accordingly, management has not recorded these transactions in the balance sheet. The following represents summaries of each transaction:

-

In relation to an Asset Swap Agreement the Company entered on July 27, 2023 with Eugenio de la Torre, a U.S. resident, wherein the Company agreed to provide a total of 36,400,000 Unicoin rights in exchange for real estate assets consisting of an agricultural farm called La Esperanza in Cumaribo, Vichada, Colombia. The agreement includes a project failure clause in which if the unicoin is not tokenized, the agreement would be deemed as terminated. Upon the agreement termination, the asset and the Unicoin Rights would go back to the seller and purchaser, respectively. Accordingly, management has not met control criteria for recognition of this transaction in the balance sheet.

-

In relation to an Asset Swap Agreement the Company entered on October 9, 2023, with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 Unicoin rights in exchange for real estate assets consisting of 175.265 square meters land, located in 175.265 square meters land located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela. The Company has received all required documents from the seller, completed its due diligence in March 2024, released 1,746,497 Unicoin Rights and received the title for the real estate assets as of June 30, 2024. The agreement includes a project failure clause in which if the unicoin is not tokenized, the agreement would be deemed as terminated. Upon the agreement termination, the asset and the Unicoin Rights would go back to the seller and purchaser, respectively. Accordingly, management has not met control criteria for recognition of this transaction in the balance sheet.

-	In February 2024, the Company acquired vacant farmland in Puerto Carreñotoday Guacamayas, Colombia, having an appraised value of approximately $1,300,000. Final transfer of title for such land is contingent upon tokenization and release of unicoins to the seller within twelve months of the closing date, and therefore if such condition is not met, the transaction may be terminated. The agreement includes a project failure clause in which if the unicoin is not tokenized, the agreement would be deemed as terminated. Upon the agreement termination, the asset and the Unicoin Rights would go back to the seller and purchaser, respectively. Accordingly, management has not met control criteria for recognition of this transaction in the balance sheet.

-

On April 2, 2024, the Company closed a transaction with New World Properties SPV, Inc., a Bahamas corporation (“New World”), wherein the Company acquired the beneficial interests in two entities that each own specified parcels of land in the Bahamas – Long Island Investments Ltd, and Newport Harbour Ltd., both Bahamian entities, for a combined purchase price of $554,431 thousand, payable in Unicoin Rights. The agreement includes a project failure clause in which if the unicoin is not tokenized, the agreement would be deemed as terminated. Upon the agreement termination, the asset and the Unicoin Rights would go back to the seller and purchaser, respectively. Accordingly, management has not met control criteria for recognition of this transaction in the balance sheet.

-	On June 26, 2024, the Company entered into an Asset Swap Agreement (the “Asset Swap Agreement”) dated June 26, 2024, by and between the Company and Victor Raul Montenegro Criado, an individual citizen of Peru, and Villa Paradiso S.A.C., a company established under the laws of Peru (together, the “Seller”) pursuant to which Seller shall acquire rights to obtain 61,795,216 rights to receive unicoin security tokens from the Company in exchange for the disposition of 100% of the ownership interest in Buona Vista – Casas Club & Resort S.A.C., a Peruvian entity that owns certain real estate assets described in the Asset Swap Agreement (the “Real Estate Assets”) of the Seller to the Company (the “Transaction”). Consideration is payable in three tranches, based upon construction milestones with respect to the Real Estate Assets. As of the date of this report, this agreement remains subject to due diligence and has not yet closed, title has not transferred, and no unicoin rights have been issued in connection therewith. Accordingly, management has not met control criteria for recognition of this transaction in the balance sheet.

NOTE 13 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 7, a total of 1.49 million Unicoin Rights valued at $5,441 thousand and 977 million Unicoin Rights valued at $14,614 thousand have been issued to related parties as of June 30, 2024 and December 31, 2023, respectively.

Loan from Chief Executive Officer

During the six months ended June 30, 2024, the Company paid in full a $51 thousand loan payable to Alex Konanykhin, CEO and Chairman of the Board of Directors. The $51 thousand loan payable was outstanding as of December 31, 2023. As of June 30, 2023, the Company had a $395 thousand loan payable to Alex Konanykhin that was paid in full in December 2023.

NOTE 14 – INCOME TAXES

The Company recorded income tax expense of $86 thousand and $38 thousand for the three months ended June 30, 2024 and 2023, respectively. The resulting effective tax rates were (0.5) % and (1.1)% for the three months ended June 30, 2024 and 2023, respectively. The Company recorded income tax expense of $175 thousand and $108 thousand for the six months ended June 30, 2024 and 2023, respectively. The resulting effective tax rates were (0.8)% and (1.8)% for the six months ended June 30, 2024 and 2023, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months and six months ended June 30, 2024 and 2023, there were no significant changes to the total amount of unrecognized tax benefits.

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

Calculation of net loss per share is as follows for the three months and six months ended June 30 2024 and June 30, 2023 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and Diluted:	2024	2023	2024	2023
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(18,463,907)	$(3,468,646)	$(22,318,280)	$(6,052,535)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	733,501,778	733,485,437	733,022,325	733,469,733

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.01)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options outstanding (Note 9)	55,305,881	55,535,881	55,305,881	55,535,881
Warrants for common stock (Note 10)	9,800,000	10,310,000	9,800,000	10,310,000
Restricted stock units (Note 9)	45,694	290,142	45,694	290,142

NOTE 16 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues and profit (loss). The Company currently operates in the following three reporting segments: SaaS, TaaS and Unicorn Hunters. The legacy operations of the SaaS business are currently being phased out of operations through customer attrition, and are no longer the focus of the Company’s efforts.

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended June 30, 2024, and 2023:

	Three Months Ended June 30,
	2024			2023
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$5,525,739	$66,496	$5,592,235	$4,387,559	$115,306	$4,502,865
Subscription revenues	48	11,173	11,221	433	2,751	3,184
Unicorn Hunters	-	2,590	2,590	2,329	-	2,329
Total revenues	$5,525,787	$80,259	$5,606,046	$4,390,321	$118,057	$4,508,378

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the six months ended June 30, 2024, and 2023:

	Six Months Ended June 30,
	2024			2023
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$10,427,351	$139,736	$10,567,087	$8,546,035	$227,363	$8,773,398
Subscription revenues	96	14,742	14,838	933	5,942	6,874
Unicorn Hunters	77	2,590	2,667	2,677	1,511	4,188
Total revenues	$10,427,524	$157,068	$10,584,592	$8,549,645	$234,816	$8,784,460

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$11,221	$5,592,235	$2,590	$5,606,046
Cost of revenues	-	4,460,027	11,090	4,471,117
Gross profit (loss)	$11,221	$1,132,208	$(8,500)	$1,134,929

	Three Months Ended June 30, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$3,184	$4,502,865	$2,329	$4,508,378
Cost of revenues	-	3,526,595	5,625	3,532,220
Gross profit	$3,184	$976,270	$(3,296)	$976,158

The following tables set forth certain reportable segment information relating to the Company’s operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$14,838	$10,567,087	$2,667	$10,584,592
Cost of revenues	-	8,409,282	116,715	8,525,997
Gross profit (loss)	$14,838	$2,157,805	$(114,048)	$2,058,595

	Six Months Ended June 30, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$6,874	$8,773,398	$4,188	$8,784,460
Cost of revenues	-	6,937,065	29,634	6,966,699
Gross profit	$6,874	$1,836,333	$(25,446)	$1,817,761

There were no material transactions between reportable segments during the six months ended June 30, 2024 and 2023.

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

Unicoin Rights Issued and Purchased

For the period from July 1, 2024 through the date of this Quarterly Report on Form 10-Q, we have received cash and non-cash funding of $778 thousand and $107 thousand, respectively, all from issuances of Common Stock and Unicoin Rights.

Asset Swap Agreements

As previously disclosed, on August 7, 2023, Unicoin entered into an Asset Swap Agreement with Electroquimica del Neuquen S.A., an Argentine corporation (the “Argentina Seller”), pursuant to which the Argentina seller acquired rights to obtain 420,000,000 Unicoin Rights from the Company in exchange for the disposition of certain real estate assets described in the Asset Swap Agreement (the “Argentina Real Estate Assets”) of the Argentina seller to the Company (the “Argentina Transaction”).

On December 20, 2023, a deed of assignment (the “Deed”) of rights to explore for copper deposits in the Argentina Real Estate Assets was signed by the Argentina Seller and the Company. According to Argentine law, the Deed is required to be filed with and approved by the State Government, Mining Registry (Provice of Neuquen), for the transfer to be effective. Pursuant to the terms of the Deed, the Argentina Seller was required to register the transfer of ownership of the Argentina Real Estate Assets to the Company with the local mining registry within 10 business days of the execution of the Deed, and as of February 23, 2024, did not do so. Because of the contingencies regarding the registration and the fact that management had not become the owner of record as of June 30, 2024, this transaction is not recorded in the Company’s balance sheet as of June 30, 2024. On July 23, 2024, the Company formally registered with the Province of Neuquen the transfer of the exploration rights to the Company. Therefore, the Company deems this transaction as executed on July 23, 2024.

Other Events

On August 9, 2024, the Company detected an unknown threat actor had gained access to the Company’s Google G-Suite account and changed passwords of all users of the Company’s G-Suite products (i.e., G-Mail, G-Drive and other related G-Suite functionality), thereby denying access to all users having an “@unicoin.com” email address (the “Event”). On or about August 13, 2024, the Company was able to remove the threat actor’s access to the G-Suite accounts and restore access to its internal users. The Company is examining the information accessed to determine and mitigate the impact of the Event. The Company also continues to investigate the extent of the Event, and the following details are known at the time of this Quarterly Report on Form 10-Q:

1.	Unauthorized access to corporate G-Suite services was gained by unknown persons.

2.	During a personal check of corporate users of internal services, discrepancies were found in the personal data of employees and/or contractors in the Company’s accounting department.

3.	Traces of hacked messages and email accounts of certain managers of the Company were found.

4.	Traces of identity forgery of one of the contractors of the Company were found and such contractor subsequently was terminated.

As of the date of this Quarterly Report on Form 10-Q, the Event has not had a material impact on the Company’s financial condition or results of operations. To the knowledge of the Company’s management, no traces of loss of any of the Company’s cash or crypto assets have been found, and the Company has not yet conclusively determined whether the Event is reasonably likely to materially impact the Company’s financial condition or results of operations or have any other material adverse effects. Should the Company make a determination that the Event is material, such determination shall be disclosed in a subsequent Current Report on Form 8-K to be filed with the SEC, as the case may be.

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

Our Company

Unicoin Inc. (hereinafter the “Company”, “Unicoin Inc.”, “we”, “us”, or “our”) was incorporated in the state of Delaware on June 22, 2015. In 2008, our SaaS platform was developed by KMGi, the precursor to Unicoin Inc., as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling by contractors. The SaaS platform has been in use since 2009, initially under the name TransparentBilling, serving KMGi’s internal operations. With clients of all sizes in multiple countries around the world, and over 12,000 individual users of our platforms, Unicoin Inc. brings together an end-to-end solution to manage distributed teams in a transparent and efficient way.

Unicoin Inc. is an operating and holding company. The legacy operations of the SaaS business (engaged in providing workforce management software to better monitor and manage a remote workforce) are currently being phased out of operations through customer attrition, and are no longer the focus of the Company’s efforts. Unicoin Inc. has also launched a security token project in early 2022, as a complementary business to its Unicorns Inc. (“Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, Unicoin Inc. wholly owns two TaaS (Talent-as-a-Service) operating companies and platforms – SheWorks! and Yandiki. In June 2023, the Company merged Yandiki into the SheWorks! operating company. As a holding company, Unicoin Inc. is also the majority owner of a traditional staffing agency, ITSQuest, Inc. (“ITSQuest”), with a regional presence in the U.S. Southwest (refer to “Majority-Owned Subsidiaries” section below for discussion regarding contingent divestiture). Finally, as a holding company, Unicoin Inc. also became the majority owner in 2021 of Unicorns, a media production company producing Unicorn Hunters, a business and investing reality show.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

Unicoin Inc.

UNICORN HUNTERS		SheWorks!
Unicorns Inc.	ItsQuest	SheWorks!
72%	**51%**	**100%**

The Company has accepted digital assets including Bitcoin (BTC), Ethereum (ETH), Wrapped Ethereum (WETH) and Tether (USDT) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company has ownership of and control over its digital assets and uses the third-party custodial services of Coinbase Global, Inc (“Coinbase”), which is a publicly-traded company that operates a cryptocurrency exchange platform and provides custodial wallets to hold the digital assets. Coinbase provides us protection through dual authentication security, which controls account access through requiring separate authentication from two authorized individuals. Management monitors transactions and account balances through the Coinbase client portal, as applicable. We also intend to use Coinbase as a third-party custodial service to facilitate the holding and exchange of unicoins, which are described below, upon development and launch.

The Company is developing a security token called unicoin (“unicoin”), whose value is intended to be backed in part by certain of the Company’s current and future assets, which assets may include certain equity positions acquired or to be acquired from Unicorn Hunters show participants and certain equity positions acquired or to be acquired from non-show participants for other services. The unicoin tokens may also be collateralized in part by certain ownership rights in various real estate positions either currently owned or to be acquired by the Company in the future. The Company is currently determining the structure that may be utilized to provide the collateral to support the unicoin tokens. There can be no assurance, however, that such current or prospective collateral will equal or exceed the fair market value of the unicoin tokens or whether such collateral will be subject to liens of other creditors of the Company. The Company may determine that such equity positions and real estate ownership rights will be held by the Company in a segregated account or in a wholly owned subsidiary for the purpose of collateralizing the unicoins and supporting their value. The Company expects that when equity positions held by it or in a designated entity are liquidated through a liquidity event, a portion of the resulting proceeds will be distributed to holders of the unicoin tokens. The terms and timing of such distributions will be determined by the Company’s Board of Directors.

To date, the Company has begun exploring possible service providers and exchanges which can assist with the tokenization of the unicoin security token and eventual launch and has largely completed the actual technological development or coding of the tokens. The Company reasonably expects that completion of the technical development can happen in a relatively short time, assuming regulatory readiness for launch & eventual approval of an S-1 filing, and hopes to complete this process by the end of the 2024 calendar year. Neither the Unicoin Rights nor the tokenized unicoins will grant any intellectual property rights to holders. As of June 30, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

We may accept certain cryptocurrencies, such as Bitcoin (BTC), Ethereum (ETH), Tether (USDT) and Wrapped Ethereum (WETH), among others, as payment for the purchase of Unicoin Rights or unicoins when launched. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in a MetaMask wallet linked to its INX account. Upon future liquidity needs, through INX, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

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

SaaS Revenue. For SaaS contracts, the typical subscription term is one year or less and the Company generally invoices its customers at the start of the subscription period when access to the software platform is provided. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue and revenue is recognized over the subscription period. The legacy operations of the SaaS business are currently being phased out of operations through customer attrition and are no longer the focus of the Company’s efforts.

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

As we don’t make efforts to replace the departing clients, such attrition will eventually phase out our remote workforce management operations, with the exception of ITSQuest. No plans have been made to dispose of ITSQuest, as such decision depends on its respective financial performance. If profitable, it may remain a profit-generating unit in our portfolio of assets indefinitely, assuming the Company achieves either of the two trigger events necessary to avoid the forced divestiture of ITSQuest by December 31, 2024. In the event that ITSQuest diverts back to its sellers on December 31, 2024, it would no longer be a profit-generating unit in our portfolio and the impact is expected to be material. Refer to additional disclosure in the Going Concern disclosure on Note 1 to the Condensed Consolidated Financial Statements.

We intend to focus our efforts to make Unicorn Hunters the most widely watched business show in the business media markets and worldwide entertainment, while generating value for Unicoin Inc. shareholders through equity acquisitions and syndication, sales of preferred-access memberships, advertisement and merchandising revenues.

Economic and Labor Trends

Demand for our talent pool, consultants, and growth of placement services are dependent upon general economic and labor trends. We believe that the Company is well positioned in the current macroeconomic environment, particularly as economies continue to reopen and demand for services increase. We expect greater geographical work flexibility and the legacy of the coronavirus pandemic to continue and help drive business growth.

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

Majority-Owned Subsidiaries

ITSQuest

The Company is the majority owner of ITSQuest. The Company’s ownership interest is 51%. We acquired ITSQuest as an information technology staffing company, providing staffing services and solutions. ITSQuest, has an outstanding tax liability of $4.9 million. As part of the acquisition agreement, the sellers and owners of the non-controlling interest of 49% agreed to indemnify the Company for such outstanding tax liability. The Company holds in reserve 2,000,000 shares of Unicoin, Inc. common stock owned by the sellers of ITSQuest, until the tax liability has been settled. Our ownership interest In ITSQuest includes a contingent divestiture clause that, in the event that Unicoin Inc. did not conduct a registered public offering of its Common Stock in which the Unicoin Inc. shares issued to the sellers of ITSQuest are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share (the “trigger event”), on or before December 31, 2024, Unicoin Inc. shall transfer to ITSQuest all of Unicoin Inc.’s rights, title and interest in ITSQuest, including ITSQuest equity as well as any Unicoin Inc. shares that remain subject to a holdback provision regarding tax liabilities, thus completely divesting itself of all ownership in ITSQuest. In addition, there is an alternative trigger event, that if achieved on or before December 31, 2024, the Company would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed security tokens “unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

To date, the Company has begun exploring possible service providers and exchanges which can assist with the tokenization of the unicoin security token and eventual launch and has largely completed the technological development or coding of the tokens. The Company reasonably expects that technical development can be completed in a relatively short time, assuming regulatory readiness for launch & eventual approval of an S-1 filing, and hopes to complete this process by the end of the 2024 calendar year. Neither the Unicoin Rights nor the tokenized unicoins will grant any intellectual property rights to holders. As of June 30, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

As a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,416 thousand or 34% of total assets, revenues of $9,324 thousand or 88% of total revenues, and generated gross profit of $1,884 thousand or 92% of total gross profit as of and for the six months ended June 30, 2024, respectively. ITSQuest represented Company assets of $10,279 thousand or 32%, revenues of $16,708 thousand or 80%, and generated gross margins of $3,133 thousand or 59% as of the year ended December 31, 2023.

Unicorns

The Company is the majority owner of Unicorns. On February 21, 2024, the Company’s majority owned subsidiary, Unicorns, issued 5,000,000 common stock shares to an Executive Producer for the Unicorn Hunters show. This issuance was compensation in connection with the completion of Season 1 of the Unicorn Hunters show. This transaction decreased the Company’s ownership interest from 66.67% to 62.50%. On March 11, 2024, Moe Vela sold his entire ownership in Unicorns of 7,500,000 common stock shares to the Company, in exchange for 1,500,000 Unicoin Rights. This transaction increased the Company’s ownership interest from 62.50% to 71.88%. Accordingly, the Company’s ownership interest as of June 30, 2024 and December 31, 2023 was 71.88% and 66.67%, respectively.

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

Other Events

On August 9, 2024, the Company detected an unknown threat actor had gained access to the Company’s Google G-Suite account and changed passwords of all users of the Company’s G-Suite products (i.e., G-Mail, G-Drive and other related G-Suite functionality), thereby denying access to all users having an “@unicoin.com” email address (the “Event”). On or about August 13, 2024, the Company was able to remove the threat actor’s access to the G-Suite accounts and restore access to its internal users. The Company is examining the information accessed to determine and mitigate the impact of the Event. The Company also continues to investigate the extent of the Event, and the following details are known at the time of this Quarterly Report on Form 10-Q:

1.	Unauthorized access to corporate G-Suite services was gained by unknown persons.

2.	During a personal check of corporate users of internal services, discrepancies were found in the personal data of employees and/or contractors in the Company’s accounting department.

3.	Traces of hacked messages and email accounts of certain managers of the Company were found.

4.	Traces of identity forgery of one of the contractors of the Company were found and such contractor subsequently was terminated.

As of the date of this Quarterly Report on Form 10-Q, the Event has not had a material impact on the Company’s financial condition or results of operations. To the knowledge of the Company’s management, no traces of loss of any of the Company’s cash or crypto assets have been found, and the Company has not yet conclusively determined whether the Event is reasonably likely to materially impact the Company’s financial condition or results of operations or have any other material adverse effects. Should the Company make a determination that the Event is material, such determination shall be disclosed in a subsequent Current Report on Form 8-K to be filed with the SEC, as the case may be.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024 and 2023 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Six Months Ended June 30,
	2024	% of Total Revenues	2023	% of Total Revenues
REVENUES:
Staffing revenues	$10,567,087	100%	$8,773,398	100%
Subscription revenues	14,838	-%	6,874	-%
Unicorns revenues	2,667	-%	4,188	%
Total Revenues	10,584,592	100%	8,784,460	100%
COST OF REVENUES:
Staffing cost of revenues	8,409,282	79%	6,937,065	79%
Subscription cost of revenues	-	-%	-	-%
Unicorns cost of revenues	116,715	1%	29,634	-%
Total Cost of Revenues	8,525,997	81%	6,966,699	79%
GROSS PROFIT	2,058,595	19%	1,817,761	21%
OPERATING COSTS AND EXPENSES
General and administrative	13,569,907	128%	6,834,266	78%
Sales and marketing	10,604,363	100%	611,229	7%
Research and development	10,048	-%	114,607	1%
TOTAL OPERATING COSTS AND EXPENSES	24,184,318	228%	7,560,102	86%
LOSS FROM OPERATIONS	(22,125,723)	(209)%	(5,742,341)	(65)%
Interest income (expense), net	(79,699)	(1)%	(117,406)	(1)%
Other income (expense), net	(6,520)	0%	-	-%
LOSS BEFORE INCOME TAXES	(22,211,942)	(210)%	(5,859,747)	(67)%
Income tax expense	(175,036)	(2)%	(107,842)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(22,386,978)	(212)%	(5,967,589)	(68)%
Less: net income (loss) attributable to the non-controlling interest	(68,698)	-%	84,946	1%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(22,318,280)	(211)%	$(6,052,535)	(69)%

Revenues

The following table presents our revenue for the periods indicated.

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
TAAS revenues	$10,567,087	$8,773,398	$1,793,689	20%
SAAS revenues	14,838	6,874	7,964	116%
Unicorns revenues	2,667	4,188	(1,521)	(36)%
Total Revenues	$10,584,592	$8,784,460	$1,800,132	20%

Total revenues increased by $1,800 thousand, or 20%, to 10,585 thousand for the six months ended June 30, 2024, from $8,784 thousand for the six months ended June 30, 2023.

TaaS. TAAS revenues increased by $1,794 thousand, or 20%, to $10,567 thousand for the six months ended June 30, 2024, from $8,773 thousand for the six months ended June 30, 2023. The increase was primarily due to an increase in ITSQuest related revenues of $1,982 thousand, partially offset by a decrease in SheWorks! related revenue of $188 thousand for the six months ended June 30, 2024. The increase in ITSQuest was mainly driven by government customers.

SaaS. SaaS revenues increased by $8 thousand, or 116% to $15 thousand for the six months ended June 30, 2024, from $7 thousand for the six months ended June 30, 2023. The legacy operations of the SaaS business (engaged in providing workforce management software to better monitor and manage a remote workforce) are currently being phased out of operations through customer attrition, and are no longer the focus of the Company’s efforts.

Unicorns. Unicorns revenues decreased by $2 thousand, or 36%, to $3 thousand for the six months ended June 30, 2024. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. The Company did not record any significant revenue during the six months ended June 30, 2024 and 2023, as there were no episodes distributed during that period.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
TAAS cost of revenues	$8,409,282	$6,937,065	$1,472,217	21%
SAAS cost of revenues	-	-	-	-
Unicorns cost of revenues	116,715	29,634	87,081	294%
Total Cost of Revenues	$8,525,997	$6,966,699	$1,559,298	22%

Total cost of revenues increased by $1,559 thousand, or 22%, to $8,526 thousand for the six months ended June 30, 2024, from $6,967 thousand for the six months ended June 30, 2023.

TaaS. TAAS cost of revenues increased by $1,472 thousand, or 21%, to $8,409 thousand. The decrease was proportional to the increase in TAAS revenues.

Unicorns. Unicorns cost of revenues increased by $87 thousand to $117 thousand for the six months ended June 30, 2024, compared to $30 thousand, for the six months ended June 30, 2023. The increase in Cost of Revenues was mainly due to the stock-based compensation expense of $100 thousand in relation to the earning of five million Unicorns Common Stock Awards by executive producers of Unicorn Hunters. No episodes were produced during each of the six months ended June 30, 2024 and 2023.

General and administrative

General and administrative expenses increased by $6,736 thousand, or 99%, to $13,570 thousand for the six months ended June 30, 2024. The increase was primarily due to the increase in transaction loss on reacquisition of Unicoin Rights of $5,832 thousand, as explained on Note 7 to the condensed consolidated financial statements.

Sales and marketing

Sales and marketing expenses increased by $9,993 thousand, or 1,635%, to $10,604 thousand for the six months ended June 30, 2024. The increase was primarily due to the increase in sales & marketing expenses paid with Unicoin Rights as consideration, which amounted to $7,964 thousand and $0 thousand for the six months ended June 30, 2024. These service providers agreed to provide their advertising media services in exchange for payment in the form of Unicoin Rights. During the six months ended June 30, 2023, the Company did not engage in these type of advertising media services as providers were not as willing to accept Unicoin Rights as consideration.

Research and development

Research and development expense decreased by $105 thousand, or 91%, to $10 thousand for the six months ended June 30, 2024. Internally developed software costs for internal use and other research and development costs are not material and are expensed as they are incurred.

Interest income (expense), net

Net interest expense decreased by $38 thousand, or 32% to $80 thousand for the six months ended June 30, 2024. The change was primarily due to larger balances of short-term debt that matured during the six months ended June 30, 2023. The Company has not replaced the matured short-term debt with new debt facilities during the six months ended June 30, 2024. Repayments of short-term debt during the six months ended June 30, 2024 and 2023 amounted to $125 thousand and $337 thousand, respectively.

Provision for Income Taxes

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Income tax expense	$175,036	$107,842	$(67,194)	62%
Effective tax rate	(0.8)%	(1.8)%

The Company recorded income tax expense of $175 thousand and $108 thousand for the six months ended June 30, 2024 and 2023, respectively. The resulting effective tax rate was (0.8)% and (1.8)% for the six months ended June 30, 2024 and 2023, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the six months ended June 30, 2024 and 2023, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest decreased by $(154) thousand, or (181)%, to a net loss of $(69) thousand for the six months ended June 30, 2024. Our non-controlling interest holders in ITSQuest were allocated income of $183 thousand and $159 thousand for the six months ended June 30, 2024 and 2023, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(252) thousand and $(74) thousand for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 28.12%, respectively. As of June 30, 2023, non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024 and 2023 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,
	2024	% of Total Revenues	2023	% of Total Revenues
REVENUES:
Staffing revenues	$5,592,235	100%	$4,502,865	100%
Subscription revenues	11,221	-	3,184	-
Unicorns revenues	2,590	-	2,329	-
Total Revenues	5,606,046	100%	4,508,378	100%
COST OF REVENUES:
Staffing cost of revenues	4,460,027	80%	3,526,595	78%
Subscription cost of revenues	-	-	-	-
Unicorns cost of revenues	11,090	-	5,625	-
Total Cost of Revenues	4,471,117	80%	3,532,220	78%
GROSS PROFIT	1,134,929	20%	976,158	22%
OPERATING COSTS AND EXPENSES
General and administrative	9,911,868	177%	3,916,249	87%
Sales and marketing	9,668,578	172%	367,757	8%
Research and development	2,935	-	56,242	1%
TOTAL OPERATING COSTS AND EXPENSES	19,583,381	349%	4,340,248	96%
LOSS FROM OPERATIONS	(18,448,452)	(329)%	(3,364,090)	(75)%
Interest income (expense), net	(32,837)	(1)%	(44,186)	(1)%
Other income (expense), net	(768)	0%	391	0%
LOSS BEFORE INCOME TAXES	(18,482,057)	(330)%	(3,407,885)	(76)%
Income tax benefit (expense)	(86,451)	(2)%	(37,826)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(18,568,508)	(331)%	(3,445,711)	(76)%
Less: net income (loss) attributable to the non-controlling interest	(104,601)	(2)%	22,934	1%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(18,463,907)	(329)%	$(3,468,645)	(77)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%)
TAAS revenues	$5,592,233	$4,502,865	$1,089,368	24%
SAAS revenues	11,221	3,184	8,037	252%
Unicorns revenues	2,590	2,329	261	11%
Total Revenues	$5,606,044	$4,508,378	$1,097,666	24%

Total revenues increased by $1,098 thousand, or 24%, to $5,606 thousand for the three months ended June 30, 2024, from $4,508 thousand for the three months ended June 30, 2023.

TaaS. TAAS revenues increased by $1,089 thousand, or 24%, to $5,592 thousand for the three months ended June 30, 2024, from $4,502 thousand for the three months ended June 30, 2023. The increase was primarily due to an increase in ITSQuest related revenues of $1,225 thousand, partially offset by a decrease in SheWorks! related revenue of $135 thousand for the three months ended June 30, 2024. The increase in ITSQuest was mainly driven by government customers.

Unicorns. Unicorns revenues for the three months ended June 30, 2024 and 2023 were $3 thousand and $2 thousand, respectively. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. The Company did not record any significant revenue during the three months ended June 30, 2024 and 2023, as there were no episodes distributed during that period.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%)
TAAS cost of revenues	$4,460,027	$3,526,595	$933,432	26%
SAAS cost of revenues	-	-	-	-%
Unicorns cost of revenues	11,090	5,625	5,465	97%
Total Cost of Revenues	$4,471,117	$3,532,220	$938,897	27%

Total cost of revenues increased by $939 thousand, or 27%, to $4,471 thousand for the three months ended June 30, 2024.

TaaS. TAAS cost of revenues increased by $933 thousand, or 26%, to $4,460 thousand for the three months ended June 30, 2024. The increase was proportional to the increase in TAAS revenues.

Unicorns. Unicorns cost of revenues increased by $5 thousand to $11 thousand for the three months ended June 30, 2024, compared to $6 thousand, for the three months ended June 30, 2023. No episodes were produced during each of the three months ended June 30, 2024 and 2023.

General and administrative

General and administrative expenses increased by $5,596 thousand, or 153%, to $9,912 thousand for the three months ended June 30, 2024. The increase was primarily due to the increase in transaction loss on reacquisition of Unicoin Rights of $5,669 thousand, as explained on Note 7 to the condensed consolidated financial statements.

Sales and marketing

Sales and marketing expenses increased by $9,301 thousand, or 2,529%, to $9,669 thousand for the three months ended June 30, 2024. The increase was primarily due to the increase in sales & marketing expenses paid with Unicoin Rights as consideration, which amounted to $7,771 thousand and $0 thousand for the three months ended June 30, 2024. These service providers agreed to provide their advertising media services in exchange for payment in the form of Unicoin Rights. During the three months ended June 30, 2023, the Company did not engage in these type of advertising media services as providers were not as willing to accept Unicoin Rights as consideration.

Research and development

Research and development expenses decreased by $53 thousand to $3 thousand for the three months ended June 30, 2024. Internally developed software costs for internal use and other research and development costs are not material and are expensed as they are incurred.

Interest income (expense), net

Net interest expense decreased by $11 thousand, or 26% to $33 thousand for the three months ended June 30, 2024. The change was primarily due to larger balances of short-term debt that matured during the three months ended June 30, 2023. The Company has not replaced the matured short-term debt with new debt facilities during the three months ended June 30, 2024. Repayments of short-term debt during the three months ended June 30, 2024 and 2023 amounted to $81 thousand and $332 thousand, respectively.

Provision for Income Taxes

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Income tax expense	$(86,451)	$(37,826)	$(48,625)	129%
Effective tax rate	(0.5)%	(1.1)%

The Company recorded income tax expense of $86 thousand and $37 thousand for the three months ended June 30, 2024 and 2023, respectively. The resulting effective tax rate was (0.5)% and (1.1)% for the three months ended June 30, 2024 and 2023, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended June 30, 2024 and 2023, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest decreased by $(128) thousand, or (556)%, to a net loss of $(105) thousand for the three months ended June 30, 2024. Our non-controlling interest holders in ITSQuest were allocated income of $53 thousand and $56 thousand for the three months ended June 30, 2024 and 2023, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(158) thousand and $(33) thousand for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 28.12%, respectively. As of June 30, 2023, non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $4,096 thousand available as of June 30, 2024. Based on currently available capital resources (cash and cash equivalents on hand as of June 30, 2024), we estimate that at our current cash “burn rate”, we would be able to conduct our planned operations for approximately four additional months without raising additional equity or debt financing, assuming we do not fail to develop and launch the Unicoin during that period. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $7,522 thousand. For the period from June 30, 2024 through the date of this Quarterly Report on Form 10-Q, we have received cash and non-cash funding of $885 thousand ($778 thousand and $107 thousand, respectively, from issuances of common stock and Unicoin Rights). These funds may be used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the Unicoin is not launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2023, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the Unicoin has been resolved.

We had cash and cash equivalents of $4,096 thousand available as of June 30, 2024. Based on currently available capital resources (cash and cash equivalents on hand as of June 30, 2024), we estimate that we would be able to conduct our planned operations for approximately four additional months without raising additional equity or debt financing, assuming we do not fail to develop and launch the unicoin during that period. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $7,522 thousand. For the period from June 30, 2024 through the date of this Quarterly Report on Form 10-Q, we have received cash and non-cash funding of $885 thousand ($778 thousand and $107 thousand, respectively, from issuances of common stock and Unicoin Rights). These funds may be used to support our planned operations. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoin is not launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2023, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the unicoin has been resolved.

From January 1, 2024 through June 30, 2024, the Company issued 351 million Unicoin Rights (units) to receive unicoins, to investors and service providers in exchange of consideration consisting of cash $1,546 thousand and operating expenses paid with Unicoin Rights amounting to approximately $7,278 thousand.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of June 30, 2024, the Company recorded a liability of $122 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production- related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,721 thousand as of June 30, 2024. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousand)	2024	2023
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(6,194)	$(4,560)
Net cash provided by financing activities	3,828	9,661
Net increase in cash and cash equivalents	$(2,336)	$5,101

Cash Used in Operating Activities

Cash flows used for operating activities increased by $(1,634) thousand to $(6,194) thousand for the six months ended June 30, 2024, compared to $(4,560) thousand for the six months ended June 30, 2023. Net cash used in operating activities of $(6,194) thousand for the six months ended June 30, 2024, was mainly due to our net loss of $(22,387) thousand, partially offset by the non-cash items of $13,325 thousand and increases in working capital of $2,868 thousand. Net cash used in operating activities of ($4,560) thousand for the six months ended June 30, 2023, was mainly due to our net loss of ($5,968) thousand, partially offset by the non-cash items of $1,576 thousand and decreases in working capital of ($169) thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by $(5,834) thousand to $3,828 thousand for the six months ended June 30, 2024, compared to $9,661 thousand for the six months ended June 30, 2023. The decrease in net cash provided by financing activities was mainly due to a decrease in proceeds from the issuance of Unicoin Rights of $(8,466) thousand, partially offset by an increase in the proceeds from issuances of common stock of $2,418 thousand.

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

Off-Balance Sheet Arrangements

As of June 30, 2024 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $4,096 thousand available as of June 30, 2024, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ended June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives

In an effort to address the identified material weakness and enhance our internal controls related to our Internal Control Over Financial Reporting, The Company has continued to address the material weaknesses reported our Annual Report on Form 10-K through the following actions:

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

Item 1A. Risk Factors.

In addition to the following risk factor and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K (the “Risk Factors”). These Risk Factors could materially affect our business, financial condition, and future results. These Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business.

We face cybersecurity threats, such as ransomware and denial-of-service, and attacks on technical infrastructure. Our customers and suppliers face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations.

While we undertake action in accordance with cybersecurity response protocol and implement safety measures to mitigate the impact of any potential threat, the sophistication of threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our systems and employees from terrorist acts, sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to confidential or sensitive information could also adversely affect our business and reputation. Our customers (including sites that we operate for our customers) and suppliers experience similar security threats.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price		Common Stock Shares Issued		Dates	Exemption
Various		82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10		44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20		22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30		7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60		7,598,831		8/24/20 to 10/5/20	Rule 506(c); Reg. S
$1.00		7,485,660		10/6/20 to 11/30/20	Rule 506(c); Reg. S
$2.00		9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00		1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00		1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$0.40	**	4,732,451		5/1/24 to 8/31/24	Rule 506(c); Reg. S
$1.00		1,354,965		5/22/24 to 8/31/24	Rule 506(c); Reg. S

*	Convertible Notes. All notes have been converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13
**	Shareholders as of April 15, 2024 were granted a right to purchase a limited number of common stock shares at $0.40, which approximates the fair value of the common stock.

Common Stock Shares Issued in Exchange for Other Securities – ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates		Exemption
$0.19	6,500,000	11/25/20		Section 4(a)(2)
$0.39	1,500,000	12/28/22	*	Section 4(a)(2)

*	Out of the initial 3,500,000 shares subject to the holdback provision, the Company released 1,500,000 shares on December 28, 2022, pursuant to the amended Share Exchange Agreement, as discussed in the Business Acquisition section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. As of the day of this Quarterly Report on Form 10-Q, 2,000,000 shares remain subject to the holdback provision, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition.

Capital Raising Transaction – Debt

Amounts sold through private placement of debt securities, in the form of short-term unsecured promissory notes, are as follows:

Total Amount Sold*		Interest Rate	Dates	Exemption
$1,229,000	*	20.0%	6/3/21 to 12/31/21	Rule 506(c); Reg. S
$80,100		20.0%	1/26/22 to 12/31/22	Rule 506(c); Reg. S
$136,000		20.0%	4/17/23 to 7/31/23	Rule 506(c); Reg. S

*	Through the day of this Quarterly Report on Form 10-Q, the Company’s outstanding Unsecured Notes amount to $127 thousand.

Fundraising Transaction – Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.01	1,368,721,280	2/24/22 to 8/6/24	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.05	54,866,000	3/12/22 to 4/24/24	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 8/6/24	Rule 506(c); Reg. S
$0.07	14,280,000	4/1/23 to 8/6/24	Rule 506(c); Reg. S
$0.08	465,000	4/1/23 to 6/30/24	Rule 506(c); Reg. S
$0.089	30,396,447	12/1/22 to 8/6/24	Rule 506(c); Reg. S
$0.10	125,469,168	3/18/22 to 6/30/24	Rule 506(c); Reg. S
$0.101	7,182,006	3/1/23 to 8/6/24	Rule 506(c); Reg. S
$0.11	320,000	4/1/23 to 6/30/24	Rule 506(c); Reg. S
$0.12	104,000	5/1/23 to 5/31/23	Rule 506(c); Reg. S
$0.122	6,628,306	6/1/23 to 8/6/24	Rule 506(c); Reg. S
$0.14	1,325,000	4/1/23 to 6/30/24	Rule 506(c); Reg. S
$0.15	1,667	3/1/24 to 3/31/24	Rule 506(c); Reg. S
$0.20	10,100,395	9/8/22 to 8/6/24	Rule 506(c); Reg. S
$0.35	756,314	6/1/23 to 8/6/24	Rule 506(c); Reg. S
$0.373	3,804,607	9/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.40	4,584,417	11/2/22 to 5/31/23	Rule 506(c); Reg. S
$0.493	2,528,752	4/1/23 to 4/24/24	Rule 506(c); Reg. S
$0.459	1,028,203	10/31/23 to 3/31/24	Rule 506(c); Reg. S
$0.494	206,800	6/1/23 to 8/6/24	Rule 506(c); Reg. S
$0.50	7,964,281	3/1/23 to 8/6/24	Rule 506(c); Reg. S
$0.75	7,773,736	4/1/24 to 8/6/24	Rule 506(c); Reg. S
$0.36	2,494,097	3/1/24 to 3/31/24	Rule 506(c); Reg. S
$0.05	239,234,626	5/1/23 to 8/6/24	Rule 506(c); Reg. S

*	The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin Rights issued at the specified price.
**	Unicoin Rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those Unicoin Rights.
***	The date represents when the Unicoin Right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.
****

Commencing on April 6, 2023, the Company offered deferred payment plan investors the ability to prepay their outstanding balance of payments at a 30% discount to the total owed if paid in full.  Seventy-seven (77) investors (85 contracts: 49 in 2023 and 36 in 2023) took advantage of this offer as of the date of this report, leading to recognition of $1,512,165 of revenue ($1,507,710 in Cash, $725 in Common Stock Shares and $3,730 in Unicoin Rights).  Similarly, on August 5, 2024 the Company offered an additional discount to deferred payment plan participants whose second instalment is due or soon to be due, offering a discount of 40% for full payment of all outstanding balances.  As of the date of this report, the Company has not yet booked any transactions pursuant to this offer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between Unicoin Inc., Unicorns Inc. and Alexander Konanykhin*
10.3	Amendment to Share Exchange Agreement, effective on December 28, 2022, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.5	Termination of the Loan Agreement and Promissory Note, dated April 28, 2021, by and between Unicoin Inc. and Silvina Moschini*
10.8	Amendment No. 1 to Termination of Loan Agreement and Promissory Note, dated July 2, 2021, by and between Unicoin Inc. and Silvina Moschini*
10.9	Advisory Service Agreement dated May 1, 2021 by and between Unicoin Inc. and Red River Associates, LLC.*
10.10	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC*
10.11	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios*
10.12	Agreement to Convey Beneficial Ownership in Long Island Investments Ltd., as amended
10.13	Agreement to Convey Beneficial Ownership in Newport Harbour Ltd., as amended
10.14	Asset Swap Agreement dated June 26, 2024 by and between Unicoin Inc. and Victor Raul Montenegro Criado and Villa Paradiso S.A.C.
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unicoin Inc.

Date: August 19, 2024	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer