Form 10-Q
period 2024-09-30
Unicoin Inc.
filed 2024-11-14
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 739,416,141 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$4,205,431	$6,462,171
Accounts receivable, net
Trade receivables payable in cash	1,652,440	2,331,888
Unicorn Hunters non-cash receivables	-	1,509,528
Prepaid expenses and other current assets	1,259,665	1,275,102
Indemnification asset	5,128,081	4,922,426
TOTAL CURRENT ASSETS	12,245,617	16,501,115
Property and equipment, net	30,272	35,446
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,462,078	2,688,493
Investments in privately-held companies	10,136,528	8,627,000
Investments in land	7,729,249	-
Operating lease right-of-use assets	215,420	313,656
TOTAL ASSETS	$36,684,859	$32,031,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,123,601	$819,198
Income tax payable	300	2,281
Accrued expenses	3,655,171	2,158,534
Accrued payroll liabilities	647,190	976,862
Deferred revenue	1,279	5,368
ITSQuest, Inc. tax liability	4,963,076	4,922,426
Short-term debt	117,000	309,200
Loan from related party	-	51,398
Operating lease liabilities, current	135,762	159,679
Other current liabilities	172,584	403,193
TOTAL CURRENT LIABILITIES	11,815,963	9,808,139
Deferred income tax liability, net	334,622	334,622
Unicoin Rights financing obligation	113,778,741	84,674,022
Operating lease liabilities, noncurrent	85,307	160,470
TOTAL LIABILITIES	126,014,633	94,977,253

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 780,824,168 and 773,232,422 issued; 739,434,291 and 732,320,282 outstanding, net of treasury stock as of September 30, 2024 and December 31, 2023, respectively	780,824	773,233
Treasury stock, at cost; 41,389,877 and 40,912,140 shares as of September 30, 2024 and December 31, 2023, respectively	(4,052,115)	(3,880,025)
Additional paid-in capital	76,978,197	72,999,935
Accumulated deficit	(160,645,007)	(131,375,466)
TOTAL UNICOIN INC. STOCKHOLDERS’ DEFICIT	(86,938,101)	(61,482,323)
Non-controlling interest	(2,391,673)	(1,463,525)
TOTAL STOCKHOLDERS’ DEFICIT	(89,329,774)	(62,945,848)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,684,859	$32,031,405

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES	$4,927,423	$5,631,915	$15,512,015	$14,416,375
COST OF REVENUES	3,934,238	4,500,314	12,460,235	11,467,013
GROSS PROFIT	993,185	1,131,601	3,051,780	2,949,362
OPERATING COSTS AND EXPENSES
General and administrative	4,973,286	4,053,193	18,543,193	10,887,459
Sales and marketing	2,769,054	2,230,935	13,373,417	2,842,164
Research and development	2,327	118,480	12,375	233,087
TOTAL OPERATING COSTS AND EXPENSES	7,744,667	6,402,608	31,928,985	13,962,710
LOSS FROM OPERATIONS	(6,751,482)	(5,271,007)	(28,877,205)	(11,013,348)
Interest income (expense), net	(46,002)	(36,979)	(125,701)	(154,385)
Other income (expense), net	(8,656)	647,601	(15,176)	647,601
LOSS BEFORE INCOME TAXES	(6,806,140)	(4,660,385)	(29,018,082)	(10,520,132)
Income tax expense	(61,345)	(43,168)	(236,381)	(151,010)
NET LOSS AND COMPREHENSIVE LOSS	$(6,867,485)	$(4,703,553)	$(29,254,463)	$(10,671,142)
Net income (loss) attributable to the non-controlling interest	83,776	249,290	15,078	334,236
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(6,951,261)	$(4,952,843)	$(29,269,541)	$(11,005,378)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted average common shares outstanding used to compute basic and diluted loss per share	738,495,097	733,517,657	734,803,371	733,475,323

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’ Equity	Unicoin Inc. Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2022	772,938,415	$772,938	$72,831,056	(39,510,647)	$(3,389,446)	$(92,570,448)	$(22,355,900)	$(2,529,800)	$(24,885,700)
Issuance of common stock	12,445	12	33,988	-	-	-	34,000	-	34,000
Stock-based compensation expense	-	-	38,523	-	-	-	38,523	-	38,523
Repurchase of common stock (Note 8)	-	-	-	(6,185)	(2,412)	-	(2,412)	-	(2,412)
Common stock issued for services	38,837	40	(40)	-	-	-		-
Net Income (Loss)	-	-	-	-	-	(2,583,889)	(2,583,889)	62,012	(2,521,877)
Balance as of March 31, 2023	772,989,697	772,990	72,903,527	(39,516,832)	(3,391,858)	(95,154,337)	(24,869,678)	(2,467,788)	(27,337,466)

Issuance of common stock	2,534	2	7,498	-	-	-	7,500	-	7,500
Stock-based compensation expense	-	-	36,639	-	-	-	36,639	-	36,639
Repurchase of common stock	-	-		(5,210)	(1,667)	-	(1,667)	-	(1,667)
Common Stock issued for services	37,775	38	(38)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(3,468,646)	(3,468,646)	22,934	(3,445,712)
Balance as of June 30, 2023	773,030,006	773,030	72,947,626	(39,522,042)	(3,393,525)	(98,622,983)	(28,295,852)	(2,444,854)	(30,740,706)

Repurchase of common stock	-	-	-	(3,430)	(1,167)	-	(1,167)	-	(1,167)
Common Stock issued for services	32,832	33	32,328	-	-	-	32,361	-	32,361
Net Income (Loss)	-	-	-	-	-	(4,952,843)	(4,952,843)	249,290	(4,703,553)
Balance as of September 30, 2023	773,062,838	$773,063	$72,979,954	(39,525,472)	$(3,394,692)	$(103,575,826)	$(33,217,501)	$(2,195,564)	$(35,413,065)

Balance as of December 31, 2023	773,232,422	773,233	72,999,935	(40,912,140)	(3,880,025)	(131,375,466)	(61,482,323)	(1,463,525)	(62,945,848)
Stock-based compensation expense	219,584	219	113,171	-	-	-	113,390	-	113,390
Repurchase of common stock	-	-	-	(6,262)	(2,255)	-	(2,255)	-	(2,255)
Ownership interest increase in Unicorns Inc.	-	-	203,726	-	-	-	203,726	(943,226)	(739,500)
Net Income (Loss)	-	-	-	-	-	(3,854,373)	(3,854,373)	35,903	(3,818,470)
Balance as of March 31, 2024	773,452,006	773,452	73,316,832	(40,918,402)	(3,882,280)	(135,229,839)	(65,021,835)	(2,370,848)	(67,392,683)

Issuance of common stock	5,018,484	5,018	2,464,294	-	-	-	2,469,312	-	2,469,312
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Exercise of stock options and warrants	540,000	540	(486)	-	-	-	54	-	54
Repurchase of common stock	-	-	-	(443,339)	(159,051)	-	(159,051)	-	(159,051)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(18,463,907)	(18,463,907)	(104,601)	(18,568,508)
Balance as of June 30, 2024	779,030,074	$779,030	$75,793,991	(41,361,741)	$(4,041,331)	$(153,693,746)	$(81,162,056)	$(2,475,449)	$(83,637,504)

Issuance of common stock	1,774,510	1,774	1,170,092	-	-	-	1,771,866	-	1,771,865
Stock-based compensation expense	-	-	14,135	-	-	-	14,135	-	14,134
Repurchase of common stock	-	-	-	(28,136)	(10,784)	-	(10,784)	-	(10,784)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(6,951,261)	(6,951,261)	83,776	(6,867,485)
Balance as of September 30, 2024	780,824,168	$780,824	$76,978,198	(41,389,877)	$(4,052,115)	$(159,935,007)	$(86,228,100)	$(2,391,673)	$(89,329,774)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,254,463)	$(10,671,142)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	140,895	107,523
Interest expense accrued on the ten-year prepaid plan	119,932	-
Operating expenses paid with Unicoin Rights	11,923,771	3,992,108
Transaction loss on reacquisition of Unicoin Rights	6,304,269	175,753
Operating expenses paid with digital assets and USDC	270,473	-
Customer payments with digital assets	(8,310)	-
Non-cash consideration	-	(7,000)
Impairment and write-off of digital assets and USDC	183,558	-
Depreciation and amortization expense	274,226	274,038
Realized loss on disposal of digital assets	-	447
Non-cash operating lease expense	151,284	118,570
Changes in operating assets and liabilities:
Trade receivables payable in cash	679,448	183,394
Prepaid expenses and other current assets	12,937	(357,782)
Indemnification asset	(205,655)	(189,675)
Operating lease right-of-use assets / liability	(152,129)	(115,385)
Accounts payable	576,478	(1,253,497)
Accrued expenses and payroll liabilities	(836,999)	505,074
Deferred revenue	(4,088)	(10,435)
ITSQuest, Inc. tax liability	40,650	189,675
Other liabilities	(232,590)	(389,152)
Net cash used in operating activities	(10,016,313)	(7,447,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,002)
Purchases of digital assets and USD Coin, net of proceeds from sales	(239,856)	29,553
Net cash (used in) provided by investing activities	(242,858)	29,553

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	-	376,200
Payment of short-term debt	(192,200)	(593,000)
Net proceeds from sales and repurchases of Unicoin Rights	4,708,502	13,993,928
Proceeds from issuance of common stock	3,537,473	41,500
Repurchase of common stock	-	(5,246)
Proceeds from exercise of stock options and warrants	54	-
Repayment of related party loan payable	(51,398)	(351,000)
Net cash provided by financing activities	8,002,431	13,462,382

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,256,740)	6,044,449
CASH AND CASH EQUIVALENTS—Beginning of period	6,462,171	1,522,069
CASH AND CASH EQUIVALENTS—End of period	$4,205,431	$7,566,518

Supplemental Non-Cash Disclosures:
Reduction of non-controlling interest upon ownership interest increase in Unicorns, Inc.	$943,226	$-
Market value of digital assets and USD Coin received as proceeds from issuance of common stock	$103,704	$-
Market value of digital assets received as proceeds from sales of Unicoin Rights	$141,797	$205,753
Receipt (i.e., “collection”) of private company equity securities	$1,509,528	$8,329,000
Recognition of operating lease right-of-use assets and operating lease liabilities in relation to new operating leases	$31,899	$-
Real estate investments in exchange of Unicoin Rights	$8,439,249	$-
Ownership interest increase in Unicorns Inc.	$203,726	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Unicoin Inc. AND SUBSIDIARIES

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023 AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 1 – ORGANIZATION AND OPERATIONS

Description of Business

Unicoin Inc. (“Unicoin” or the “Company”) is a Delaware corporation incorporated in 2015. In addition to a wholly owned operating company running a Software-as-a-Service (“SaaS”) and Talent-as-a-Service (“TaaS”) platform, and a majority-owned staffing agency, the Company is also the majority owners of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

In addition to the businesses it operates through its subsidiaries, the Company is developing a security token called unicoin (“unicoin”), whose value is intended to be collateralized in part by certain of the Company’s current and future assets, which assets will include certain equity positions acquired or to be acquired from Unicorn Hunters show participants. The unicoins will also be supported in part by certain ownership rights in various real estate positions either currently owned or to be acquired by the Company in the future in connection with its “140% Program.”. The Company is currently determining the structure that will be utilized to provide the collateral to support the unicoins. There can be no assurance, however, that such current or prospective collateral will equal or exceed the fair market value of the unicoins or whether such collateral will be subject to liens of its other creditors. The Company intends that when equity and real estate positions that support the value of the unicoins are liquidated, the resulting proceeds (less fees and expenses, including a 20% fee to be maintained by the Company) will be distributed to holders of the unicoins. The terms and timing of such distributions will be determined by the Company’s board of directors and subject to its collateralization agreements with the collateral agent it engages.

To date, the Company has been working on the actual technological development or coding of the tokens using its existing contractors. The Company reasonably expects that completion of the technical development can happen in a relatively short time, assuming regulatory readiness for launch. On August 28, 2024, the Company notified its existing investors that it had postponed its initial coin offering of unicoins in order to conduct a thorough review of its public statements, offering materials and its business in general. The Company has been conducting a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm. The Company cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue its efforts and plans for the launch of unicoins. As of September 30, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not developed or issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $(29,254) thousand and $(10,671) thousand and used cash in operating activities of $(10,016) thousand and $(7,447) thousand for the nine months ended September 30, 2024 and 2023, respectively, and has an accumulated deficit of $(160,645) thousand and $(131,375) thousand as of September 30, 2024 and December 31, 2023, respectively, and expects to incur future additional losses.

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

Other Events

On August 9, 2024, the Company detected an unknown threat actor had gained access to the Company’s Google G-Suite account and therefore the Company’s G-Suite products (i.e., G-Mail, G-Drive and other related G-Suite functionality). The Company previously disclosed that the unknown actor changed passwords and access to all users having an “@unicoin.com” email address (the “Event”). Upon further investigation, it was determined that the unknown actor did not in fact change passwords, but rather the Company’s IT team disabled all passwords when the unauthorized access was discovered, and implemented stricter verification and access protocols for its users. On or about August 13, 2024, the Company was able to remove the threat actor’s access to the G-Suite accounts and restore access to its internal users. The Company examined the information accessed to determine and mitigate the impact of the Event, and determined that no data or funds were accessed or taken from its systems, and therefore the Event was immaterial. The Company determined the following details in connection with the Event:

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

As of the date of this Quarterly Report on Form 10-Q, the Event has not had a material impact on the Company’s financial condition or results of operations. To the knowledge of the Company’s management, no traces of loss of any of the Company’s cash or crypto assets have been found as a result of the Event.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company, its wholly owned subsidiaries, SheWorks! and Yandiki (for periods prior to its June 2023 merger with SheWorks!), as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest, which is 51% owned, and Unicorns, which is 71.88% and 66.67% owned as of September 30, 2024 and December 31, 2023, respectively, the minority interests are reflected in the condensed consolidated financial statements as non-controlling interests (“NCI”).

On February 21, 2024, the Company’s majority owned subsidiary, Unicorns, issued 5,000,000 common stock shares to an Executive Producer for the Unicorn Hunters show. This issuance was compensation in connection with the completion of Season 1 of the Unicorn Hunters show. This transaction decreased the Company’s ownership interest from 66.67% to 62.50%.

On March 11, 2024, Moe Vela sold his entire ownership in Unicorns of 7,500,000 common stock shares to the Company, in exchange for 1,500,000 Unicoin Rights. This transaction increased the Company’s ownership interest from 62.50% to 71.88%. The Company paid Moe Vela with Unicoin Rights valued at $740 thousand. This transaction was accounted for under the guidance of ASC 810- Consolidations by recording a reduction in the non-controlling interest of $943 thousand, which represents the increase in the Company’s share of the carrying value of Unicorns net assets. The $204 thousand excess of carrying value of Unicorns net assets over the fair value of the Unicoin Rights paid in consideration was recorded to Additional Paid-In-Capital during the nine months ended September 30, 2024.

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in the Company’s Form 10-K for the year ended December 31, 2023. The audited condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated balance sheet of the Company as of that date.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by the Company include: the valuation of Unicoin Rights and the related embedded feature, valuation of non-cash contract consideration received from certain investors in Unicoin Rights, the valuation of non-cash consideration received from Unicorns customers and the associated revenue recognition; valuation of investments in private companies; valuation of land and other real estate received in exchange for Unicoin Rights; valuation of the Company’s common stock as a private company, valuation of the NCI in ITSQuest; valuation of the ITSQuest contingent divestiture; determination of the useful lives assigned to intangible assets; assessments for potential impairment of goodwill and acquisition related intangible assets; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of September 30, 2024 and December 31, 2023, respectively, the Company had $3,205 thousand and $5,657 thousand of cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. On July 2024, the Office of the Commissioner of Financial Institutions of Puerto Rico ordered the liquidation and dissolution of Next Bank International, Inc. (“Next Bank”). As of September 30, 2024, the Company has recorded a full valuation allowance for $33 thousand uninsured deposits held at Next Bank. The Company does not have any other transactions with Next Bank. The Company has not experienced any other losses in relation to amounts not insured by the FDIC.

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

The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
Customer Reference	2024	2023	2024	2023
Customer A	27%	24%	28%	23%
Customer B	-*	-*	11%	10%

*	Revenue from this customer did not amount to 10% or more of total revenues during the period reported.

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	September 30, 2024	December 31, 2023
Customer A	27%	-*
Customer B	-*	16%
Customer C	12%	-*
Customer D	-*	39%

*	Accounts Receivable from this customer did not amount to 10% or more of Accounts Receivable as of the period reported.

The Share Exchange Agreement (“SEA”) that the Company entered into in order to acquire a majority stake in ITSQuest, as amended on December 28, 2022 (as amended, the “Amended SEA”), contains a contingent divestiture provision whereby if by December 31, 2024, the Company does not either (i) engage in an initial public offering of its securities at a price of at least $10.00 per share or (ii) cause the Company’s proposed security tokens (unicoins) to become tokenized and listed on a cryptocurrency exchange with a quoted price at or above $1.00 per token, then the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the SEA.

As of the filing date of this Quarterly Report on Form 10-Q, the Company has assessed that it is unlikely it will achieve either of the two trigger events necessary to avoid divestiture of ITSQuest. If the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its unicoins, sufficient to meet the criteria outlined in the Amended SEA, or is unable to negotiate an extension with ITSQuest, on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,255 thousand or 28% of total assets, revenues of $13,610 thousand or 88% of total revenues, and generated gross profit of $2,739 thousand or 90% of total gross profit as of and for the nine months ended September 30, 2024. ITSQuest represented Company assets of $10,279 thousand or 32%, revenues of $16,708 thousand or 80%, and generated gross margins of $3,133 thousand or 59% as of the year ended December 31, 2023.

On August 28, 2024, the Company notified the public that it is postponing its initial coin offering (“ICO”) of unicoins in order to conduct a thorough review of its public statements, offering materials and its business in general. The Company anticipates conducting this thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm. The Company cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue its efforts and plans for the launch of unicoins.

Loss of digital assets and USDC

During the three months ended September 30, 2024, the Company identified a loss of digital assets and USDC amounting to $8 thousand and $159 thousand, respectively. The Company completed its investigation of the matter and concluded that related digital assets were misappropriated by an unknown and unauthorized outside party that bypassed the Company’s security procedures and operational infrastructure. The Company has determined it will not be able to recover those assets. Accordingly, the Company recorded a write-off of $168 thousand within the General and Administrative Expenses line item of the Statement of Operations for the three and nine months ended September 30, 2024.

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

Since the inception of Unicorn Hunters, the Company has recognized revenue in connection with seven Unicorn Hunters agreements. The total revenue amount related to these agreements was $10,130 thousand to-date. As of September 30, 2024 and December 31, 2023, Unicorn Hunters non-cash receivables were $0 and $1,510 thousand, respectively and represented 0% and 39% of total receivables, respectively. In addition, these receivables represented 0% and 5% of total assets as of September 30, 2024 and December 31, 2023, respectively.

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

Significant Accounting Policies

Other than the discussion of the Company’s accounting policy for Asset Swap Agreement and Related Commission within Note 7 – Unicoin Rights Financing Obligation, there have been no material changes to the Company’s significant accounting policies disclosed in its audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue Recognition

Revenue Sources

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (SaaS) – which are comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (TaaS) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally consists of the fair value of stock options or warrants received as consideration from companies presenting on the Unicorn Hunters show.

Refer to Note 16 – Segment Information for disaggregated revenue information.

Revisions to Investment in Land and the Unicoin Rights Financing Obligation

During the three months ended September 30, 2024, in relation to the California City asset swap agreement (as described in Note 7), the Company recorded an adjustment to decrease the fair value of the California City land parcel initially recorded within the Investment in Land line item. The California City land parcel was initially recorded at $267 thousand, within the Investment in Land line item of the Consolidated Balance Sheets. The Company has decreased the fair value at which the California City land parcel was recorded to $6 thousand, to reflect changes to the valuation methodology used to estimate the fair value of the land parcel. The impact of such change in accounting estimate to the Consolidated Balance Sheet line items where the California City asset has been recorded is presented below:

	September 30, 2024
	As Previously Reported	Adjustments	As Adjusted
Investment in land	$890,000	$(260,751)	$629,249
Total Assets	$30,613,265	$(260,751)	$30,352,514
Unicoin Rights Financing Obligation	$101,211,570	$(260,751)	$101,509,329
Total Liabilities	$114,250,769	$(260,751)	$113,990,018
Total Liabilities and Stockholders’ Deficit	$30,613,265	$(260,751)	$30,352,514

The adjustment noted above did not impact the Company’s Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2024.

NOTE 3 – FAIR VALUE MEASUREMENT

The Company measures the fair value for financial instruments under ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

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

As of April 1, 2023, the Company has revised its Intangible Assets and Financial Assets accounting policies to account for USD Coin (“USDC”) as a financial asset. As a result, USDC will be measured at fair value in future periods with changes in fair value reported in earnings as they occur. The Company previously reported USDC within Intangible assets, net, and has reclassified USDC to prepaid expenses and other current assets beginning in the third quarter of 2023. The Company’s USDC balance as of September 30, 2024 and December 31, 2023 amounted to $0. Management assessed the balance of USDC in historical periods, noting the change has an immaterial impact on previously reported amounts.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy.

As of September 30, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds (included within Cash and Cash Equivalents in the condensed consolidated balance sheets)	$2,498,215	$2,498,215	$-	$-	$2,498,215

As of December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds (included within Cash and Cash Equivalents in the consolidated balance sheets)	$5,299,530	$5,299,530	$-	$-	$5,299,530

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

Assets Measured at Fair Value on a Non-Recurring Basis

As discussed in Notes 2 and 4, consideration from Unicorns customers generally consists of commitments to issue stock options or warrants from customers which appear on the Unicorn Hunters show. This non-cash consideration is recognized in accounts receivable at the estimated fair values at or near the dates of contract inception using Level 3 inputs. The fair value of these commitments, as well as the options or warrants of private companies, held upon settlement of such receivables, as measured using Level 3 inputs, may fluctuate as discussed in Note 4. Certain other items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

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

The Company’s non-cash receivables and the underlying investments in privately-held companies do not have readily determinable fair values. The initial amount measured and recognized (i.e., estimated fair value at or near contract inception) is subsequently adjusted to fair value on a nonrecurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer or upon impairment. These investments are classified within Level 3 of the fair value hierarchy as the Company estimates the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights and obligations related to these securities. These valuations require management judgment due to the absence of an observable market price and lack of liquidity.

The following tables summarize the Company’s non-cash receivables and investments in privately-held companies as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Non-cash receivables	$-	$1,509,528
Investments in privately-held companies*	10,136,528	8,627,000
Carrying value of non-cash receivables and investments in privately-held companies	$10,136,528	$10,136,528

*	The current carrying value of Unicorn Hunters non-cash consideration equals the fair values at which such investments were originally recorded. No impairments or upward adjustments to estimated fair values have been recorded to-date because there have been no observable factors in publicly available information on these Companies that led management to believe the carrying value of these adjustments should be adjusted.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS

Goodwill and Acquisition-Related Intangible Assets

As of September 30, 2024 and December 31, 2023, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill during the nine months ended September 30, 2024 and the year ended December 31, 2023. The Company’s goodwill was not tax deductible for income tax purposes.

Acquisition-related intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

		September 30, 2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$769,478	$2,241,522
Trade Names	5 years	770,000	590,333	179,667
		$3,781,000	$1,359,811	$2,421,189

		December 31, 2023
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$618,926	$2,392,074
Trade Names	5 years	770,000	474,835	295,165
		$3,781,000	$1,093,761	$2,687,239

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

Amortization expense related to intangible assets was $89 thousand and $267 thousand for the three months and nine months ended September 30, 2024, respectively. Amortization expense related to intangible assets was $89 thousand and $266 thousand for the three months and nine months ended September 30, 2023, respectively.

As of September 30, 2024, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2024 (October 1 to December 31)	$88,684
2025	341,900
2026	200,733
2027	200,733
2028	200,733
Thereafter	1,388,406
Total	$2,421,189

The Company performed its most recent qualitative assessments of goodwill and intangible assets as of December 31, 2023, to determine if the carrying values of these assets exceeded their fair values, noting there were no indicators of impairment for goodwill or intangible assets.

Digital Assets

The Company records the initial cost basis of digital assets at their original purchase price or the then-current quoted market prices and presents all digital asset holdings as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, except USDC. The Company performs an analysis to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the Company’s digital assets are impaired. In determining if an impairment has occurred, we consider the quoted price of the digital asset. If the then-current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

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

During the nine months ended September 30, 2024 and 2023 the Company received digital assets and USD Coin as consideration from customers and investors for the purchases of Unicoin Rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (“BTC”), Ethereum (“ETH”), Wrapped Ethereum (“WETH”) and Tether (“USDT”). Unicoin Rights are more fully discussed in Note 7. The Company utilized $28 thousand and $175 thousand of its digital asset holdings for vendor payments during the nine months ended September 30, 2024 and 2023, respectively.

The table below summarizes the Company’s digital asset activity for the three months ended as of September 30, 2024 and 2023:

	Bitcoin	Ethereum	Tether	Wrapped Ethereum	Three Months Ended September 30,
	(BTC)	(ETH)	(USDT)	(WETH)	2024	2023
Beginning balance	$1,050	$10,758	$1,965	$292	$14,559	$18,780
Returns of digital assets for cancelled deferred payment plans	(16,000)	-	-	-	(16,000)	56,552
Vendor Payments	-	-	-	-	-	(44,453)
Purchases of digital assets, net of proceeds from sales	58,445	-	-	-	58,445	(29,553)
Fees and Other	(174)	(7)	-	-	(184)	(1,326)
Impairments and write-offs	(9,686)	6,463	(1,965)	(292)	(18,406)	-
Ending balance	$33,635	$7,254	$-	$-	$40,889	$-

The table below summarizes the Company’s digital asset activity for the nine months ended as of September 30, 2024 and 2023:

	Bitcoin	Ethereum	Tether	Wrapped Ethereum	Nine Months Ended September 30,
	(BTC)	(ETH)	(USDT)	(WETH)	2024	2023
Beginning balance	$4	$958	$-	$292	$1,254	$-
Received as consideration in issuance of common stock	9,500	-	-	-	9,500	-
Payments from customers	8,310	-	-	-	8,310	-
Received as consideration in sales of Unicoin Rights, net of returns for cancelled deferred payment plans	(4,094)	18,680	1,965	-	16,551	205,753
Purchases of digital assets, net of proceeds from sales	58,445			58,445		(29,553)
Vendor Payments	(28,338)	-	-	-	(28,338)	(174,696)
Fees and Other	(174)	(7)	-	-	(181)	(1,504)
Impairments and write-offs	(10,018)	(12,377)	(1,965)	(292)	(24,652)	-
Ending balance	$33,635	$7,254	$-	$-	$40,889	$-

The table below summarizes the carrying values for the Company’s digital asset holdings as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Bitcoin (BTC)	$33,635	$4
Ethereum (ETH)	7,254	958
Wrapped Ethereum (WETH)	-	292
Total	$40,889	$1,254

NOTE 6 – DEBT

As of September 30, 2024 and December 31, 2023 the Company held short-term debt of $117 thousand and $309 thousand, respectively. The Company did not hold any long-term debt as of September 30, 2024 and December 31, 2023. The Unsecured Notes bear interest at a rate of 20.0% per annum, payable, at maturity, and initially matured one year from issuance unless the holder elects to extend the maturity.

The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As follows is a schedule of outstanding balances by the maturity date:

Outstanding Balance	Issuance Date	Maturity Date Extended to
$100,000	July 2021	July 2025
1,000	October 2021	October 2024
16,000	November 2022	November 2024
$117,000

Interest expense on Unsecured Notes of $5 thousand and $25 thousand was incurred during the three months ended September 30, 2024 and 2023, respectively. Interest expense on Unsecured Notes of $32 thousand and $107 thousand was incurred during the nine months ended September 30, 2024 and 2023, respectively. Interest expense was recorded as accrued expenses in the condensed consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the Unsecured Notes internally, without the use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of September 30, 2024 approximates their carrying amounts.

NOTE 7 – UNICOIN RIGHTS FINANCING OBLIGATION

As of September 30, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

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

There are currently 75,678 total holders of Unicoin Rights listed in the Company’s registry (some duplication for individuals who invested more than once may be reflected in this total), including the holders of discretionary Unicoin Rights, and 4,573 purchasers worldwide. Of these, approximately 1,336 (1.77% of total holders and 29.21% of purchasers) are accredited and 3,237 (70.79% of holders) are not accredited or were not verified. Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given Unicoin Rights for free, and thus were not sold Unicoin Rights. The Company will no longer issue Unicoin Rights to U.S. domiciled investors who are not accredited.

As of September 30, 2024 and December 31, 2023, the Company has issued rights to acquire 7.1 billion and 6.2 billion unicoins, respectively. As of September 30, 2024 and December 31, 2023 the outstanding financing obligation related to Unicoin Rights was $113,779 thousand and $84,674 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to develop and launch the unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the Unicoin Rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the three months ended September 30, 2024 and 2023, the Company paid operating expenses to employees and service providers by issuing Unicoin Rights with a fair value of $5,354 thousand and $929 thousand, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid operating expenses to employees and service providers by issuing Unicoin Rights with a fair value of $11,923 thousand and $39,925 thousand, respectively. The related Unicoin Rights Financing Obligation is included within the Service Providers, Influencers and Employees category of the summary below.

The following table summarizes the components of the Unicoin Rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of		September 30, 2024			December 31, 2023
Unicoin Right Holder	Form of Consideration	Units		Amount	Units		Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,806,988,668		$41,622,352	1,763,813,346		$38,198,488
Unicoin Inc. Shareholders	Non-Cash Dividends	727,725,875		72,773	727,594,375		72,772
Employee, Contractors, Directors	Discretionary Compensation	521,771,178		52,177	340,112,801		34,012
Service Providers, Influencers and Employees	Services and Employee Labor	269,663,344		36,014,251	243,287,273		25,603,663
Subtotal		3,326,149,065		$77,761,552	3,074,807,795		$63,908,935
ITSQuest Contingent Divestiture Amendment	Contract Amendment	20,000,000		1,780,000	20,000,000		1,780,000
Five-Year Deferred Payment Plan	Cash and Treasury Stock	3,285,047,835	*	23,509,119	3,101,478,719	*	17,047,143
Ten-Year Prepaid Plan	Cash	8,337,046		2,165,862	8,175,047	*	1,937,944
Asset Swap Agreement and Related Commissions	Land	464,743,507		8,562,208	-		-
Total		7,104,277,453		$113,778,741	6,204,461,561		$84,674,022

*	Unicoin Rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.

Sales to Investors

As of September 30, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with sales to investors amounted to $41,622 thousand and $38,198 thousand, respectively. The cumulative amounts were received from completed sales of Unicoin Rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holder of Unicoin Rights has a reasonable right to either 1) receive the number of unicoins specified in their Unicoin Rights agreement upon the future development and launch of the unicoin or 2) a refund of the amount invested in anticipation of the future development and launch of unicoins. Therefore, all amounts received from sales to investors have been recorded as a Unicoin Rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of Unicoin Rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of Unicoin Rights, prior to finalizing any plan to market and sell Rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such Rights. As a result, the Company has ascribed a de minimis value to all Unicoin Rights issued to shareholders on February 10, 2022. As of September 30, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated non-cash dividend of Unicoin Rights amounted to $73 thousand.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued Unicoin Rights to certain employees, Board members and external contractors/consultants as discretionary awards. These Unicoin Rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The Unicoin Rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the Unicoin Rights agreement, on a per Unicoin Right basis, the amount that holders would be entitled to if the Unicoin is not ultimately launched is de minimis in relation to the actual fair value per Unicoin Right. As of September 30, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $34 thousand, respectively.

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

These contracts do not specify the value of services rendered by Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of September 30, 2024 and December 31, 2023, the Unicoin Rights financing obligation associated with Unicoin Rights issued to service providers, influencers and employees amounted to $36,014 thousand and $25,604 thousand, respectively.

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

The following table summarizes the pledged collateral pursuant to the deferred payment plan as of September 30, 2024 and December 31, 2023:

	Estimated Fair Value of Collateral Received as of:
Form of Collateral Received	September 30, 2024	December 31, 2023
Cash	$886,850	$870,715
Digital Assets	115,997	127,840
Non-Unicoin Inc. Stock	1,771,180	1,771,180
Unicoin Inc. Shares of Common Stock	3,426,344	4,457,432
Unicoin Rights	29,570,707	17,135,029
Real Estate	15,586,914	13,129,514
Total	$51,357,992	$37,491,710

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin Rights – Based on fair value of Unicoin Rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate – Based on third-party appraisal near the date the real estate was accepted as collateral.

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to investors in its Unicoin Rights offering. Under the prepaid plan, the investor remits cash or digital asset deposits (the “principal”) for a period of up to ten years. After the first year (the “maturity date”), the investor can either withdraw the principal or apply it towards the purchase of unicoins at 20 cents per unit. Five years after the deposit (the “maturity”), the investor earns a cumulative interest of 50% of the principal, which qualifies toward the withdrawal or purchase of unicoins. As of September 30, 2024 and December 31, 2023, cumulative cash receipts of $2,166 thousand and $1,938 thousand, respectively, were recorded as Unicoin Rights financing obligation in connection with the prepaid plan. After five years following the deposit (the “interest vesting date”), $1,630 thousand and $867 thousand of these proceeds, as of September 30, 2024 and December 31, 2023, respectively, are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of unicoins. As of September 30, 2024 and December 31, 2023, the remaining proceeds of $268 thousand and $921 thousand, respectively, did not include a contractual interest rate. As of September 30, 2024 and December 31, 2023, accrued interest recorded within the Unicoin Rights financing obligation amounted to $268 thousand and $149 thousand, respectively. Accrued interest under the prepaid plan has been calculated using the straight-line method, which approximates the effective interest method. The financing obligation did not include present value adjustments to account for lower than market interest rate, in relation to those transactions with no contractual interest, as such adjustments would have been immaterial.

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

Asset Swap Agreement and Related Commission

On October 9, 2023, the Company entered into an Asset Swap Agreement with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 Unicoin Rights in exchange for real estate assets consisting of 175.265 square meters of land, located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela. In March 2024, the Company completed its due diligence, released 1,746,497 Unicoin Rights and received the title for the real estate assets. As of September 30, 2024, the Company recorded an Investment in Land asset in its balance sheet amounting to $624 thousand, the fair value of the land as determined by a third-party appraisal. As of September 30, 2024, the Company recorded a Unicoin Right financing obligation of $711 thousand, which consisted of Unicoin Rights with a fair value of $624 thousand and $87 thousand, which were provided to the seller as consideration and a real estate agent as a commission, respectively.

On February 9, 2024, the Company entered into an Asset Swap Agreement with Vessa Jenine Rinehart-Phillips, a U.S. Citizen, wherein the Company agreed to provide a total of 747,600 Unicoin Rights in exchange for real estate assets consisting of vacant land city of California City. Upon exchanging consideration in April 2024, the Company recorded an Investment in Land asset in its balance sheet amounting to $6 thousand, the fair value of the land as determined by a third-party appraisal. See Note 2 subsection “Revisions to Investment in Land and the Unicoin Rights Financing Obligation” for further details regarding the accounting of the California City investment in land.

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

On December 20, 2023, a deed of assignment (the “Deed”) of rights to explore for copper deposits in the Argentina Real Estate Assets was signed by the Argentina Seller and the Company. According to Argentine law, the Deed is required to be filed with and approved by the State Government, Mining Registry (Provice of Neuquen), for the transfer to be effective. Pursuant to the terms of the Deed, the Argentina Seller was required to register the transfer of ownership of the Argentina Real Estate Assets to the Company with the local mining registry within 10 business days of the execution of the Deed, and as of February 23, 2024, did not do so. On July 23, 2024, the Company formally registered with the Province of Neuquen the transfer of the exploration rights to the Company. Therefore, the Company deems this transaction as executed on July 23, 2024. Because of the contingencies regarding the registration and the fact that management had not become the owner of record until July 23, 2024, management had not previously recorded this transaction on the Company’s balance sheet. Upon the registration on July 23, 2024, the Company recorded the mining exploration rights within the Investment in Land asset of and a corresponding Unicoin Rights Financing Obligation in its consolidated balance sheet amounting to $7,100 thousand, which consisted of the fair value of the mining exploration rights as determined by a third-party appraisal. In addition, the Company issued 42 million Unicoin Rights to a Real Estate broker, recording commission expense and the corresponding Unicoin Rights Financing Obligation of $710 thousand.

Unicoin Rights Issued to Related Parties

The Unicoin Rights issuances discussed above include a total of 892 million Unicoin Rights, and the respective Unicoin Rights Financing Obligation of $3,428 thousand, which represent the cumulative amounts issued to related parties during the nine months ended September 30, 2024. The composition of this is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		September 30, 2024		December 31, 2023
Nature / Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	1,006,000	$11,200	3,000,000	$30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	548,392,541	54,839	542,425,284	54,242
Discretionary Awards	Officers and Directors	103,339,548	12,014	89,329,000	8,933
Consideration for Services	Officers and Directors	12,860,370	1,569,989	70,895,600	12,723,470
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	20,000,000	1,780,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Officers and Directors	206,000,000	-	251,666,500	17,500
Total		891,598,459	$3,428,042	977,316,384	$14,614,145

As of September 30, 2024 and December 31, 2023, the Company held approximately $65 thousand and $269 thousand of cash deposits pursuant to completion of the due diligence process required before issuance of Unicoin Right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of Unicoin Rights on the condensed consolidated statements of cash flows.

Transaction loss on Repurchase of Unicoin Rights

During the three and nine months ended September 30, 2024, the Company recorded a transaction loss on repurchase of Unicoin Rights amounting to $719 thousand and $6,551 thousand, respectively.

-	During the three and nine months ended September 30, 2024, the transaction loss included $719 thousand and $6,452 thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired Unicoin Rights as consideration. This component of the transaction loss results from differences between the fair value of the Unicoin Rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such Unicoin Rights.

-	During the three and nine months ended September 30, 2024, the transaction loss included $0 and $99 thousand, respectively, from repurchased Unicoin Rights from investors. This component of the transaction loss represented the excess of cash proceeds over the Unicoin Right Financing Obligation that was previously recorded when the investor initially acquired the Unicoin Rights.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 780,824,168 and 773,232,422 shares of common stock issued and 739,434,291 and 732,320,282 outstanding, net of treasury stock, as of September 30, 2024, and December 31, 2023, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

For the three months ended September 30, 2024 and 2023, the Company issued common stock as follows:

	Three Months Ended September 30, 2024
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	1,004,410	$0.40	$401,764
Round 7	770,100	1.00	770,100
Total stock issued	1,774,510		$1,171,864

The Company did not issue any common stock to investors during the three months ended September 30, 2023.

For the nine months ended September 30, 2024 and 2023, the Company issued common stock as follows:

	Nine Months Ended September 30, 2024
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	5,253,029	0.40	$2,101,211
Round 7	1,539,965	1.00	1,539,965
Total stock issued	6,792,994		$3,641,176	*

*

Total proceeds from the issuance of common stock for the nine months ended September 30, 2024 of $3,641 thousand consisted of $3,538 thousand, $94 thousand and $9 thousand in cash, digital assets and USDC, respectively.

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

Repurchases of Common Stock

During the three months ended September 30, 2024 and 2023, the Company repurchased 28,136 and 3,430 shares in exchange for $11 thousand and $1 thousand, respectively. Consideration paid of $11 thousand during the three months ended September 30, 2024, consisted of Unicoin Rights with a fair value of $11 thousand. For the nine months ended September 30, 2024 and 2023, the Company repurchased 477,737 and 14,825 shares in exchange for $172 thousand and $5 thousand, respectively. Of the $172 thousand recorded to Additional Paid-In-Capital during the three months ended September 30, 2024, the Company issued Unicoin Rights with a fair value of $167 thousand and paid payroll taxes on behalf of an employee amounting to $5 thousand. Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit. The Company intends to resell the treasury stock which was held as of September 30, 2024.

Shares of common stock reserved for future issuance were as follows:

	September 30, 2024	December 31, 2023
Stock options outstanding (Note 9)	55,310,881	55,535,881
Warrants for common stock (Note 10)	9,800,000	10,310,000
Restricted stock units (Note 9)	26,110	84,862

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

The Company recorded stock-based compensation expense of $0 relating to stock option awards during the three and nine months ended September 30, 2024 and 2023. The Company measures the expense using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historic volatility of a basket of certain publicly traded comparable companies. Management estimates the expected term of the award based on the contractual as well as the exercise price of the options. The risk-free interest rate is based on the U.S. Treasury yield curve applicable to a period equal to the expected term of the award. The Company accounts for forfeitures as they occur.

The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2024	55,535,881	$0.031	5.61	$18,619,327
Granted	-
Exercised	(230,000)
Cancelled	-
Adjustments	5,000
Ending balance September 30, 2024	55,310,881	$0.031	5.11	$20,181,982

Vested and exercisable as of September 30, 2024	55,310,881	$0.031	5.11	$20,181,982

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

The following is a summary of RSU activity for the nine months ended September 30, 2024:

Number of RSU’s
Beginning balance - January 1, 2024	84,862
Granted	-
Vested	(58,752)
Forfeited	-
Ending balance - September 30, 2024	26,110

The Company recorded $13 thousand and $33 thousand of stock-based compensation expense relating to RSU’s during the three months ended September 30, 2024 and 2023, respectively. The Company recorded $40 thousand and $108 thousand of stock-based compensation expense relating to RSU’s during the nine months ended September 30, 2024 and 2023, respectively.

Unicorns Common Stock Awards

On March 14, 2021, Unicorns, a majority-owned subsidiary of the Company, granted Unicorns Common Stock Awards to the executive producers of the Unicorn Hunters TV show. These awards have a grant-date fair value equal to the fair market value of the underlying Unicorns stock on the grant date less present value of expected dividends. During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense within the Cost of Revenues line item of $0 and $100 thousand, respectively, in relation to the vesting of five million Unicorns Common Stock Awards. As of September 30, 2024, five million Unicorns Common Stock Awards remain outstanding. The total grant-date fair value of the outstanding Unicorns Common Stock Awards amount to $100 thousand, for which no stock-based compensation expense has been recorded as the Company has assessed that is not probable the performance condition is going to be achieved.

During the three and nine months ended September 30, 2024 and 2023 substantially all stock-based compensation expense was classified as general and administrative expense.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of September 30, 2024 and December 31, 2023 all warrants were classified as equity with a weighted average grant date fair value of $0.02.

The table below summarizes warrant activity for the three months and nine months ended September 30, 2024:

Number of Warrants
Beginning balance as of January 1, 2024	10,310,000
Granted	-
Exercised	(510,000)
Forfeited	-
Ending balance as of September 30, 2024	9,800,000

NOTE 11 – LEASES

The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of September 30, 2024, the remaining lease term of the Company’s operating leases ranges from less than one year to five years.

The components of operating lease expense are as follows:

	Nine Months Ended September 30,
	2024	2023
Operating lease expense	$151,284	$118,570
Short-term lease expense	140,745	147,777
Total operating lease expense	$292,029	$266,347

	Three Months Ended September 30,
	2024	2023
Operating lease expense	$52,391	$39,345
Short-term lease expense	62,784	40,524
Total operating lease expense	$115,175	$79,869

The Company excludes leases with a term of 12 months or less from its consolidated balance sheets. For the nine months ended September 30, 2024 and September 30, 2023, the Company recorded operating lease expense of $140 thousand and $148 thousand for those short-term leases. For the three months ended September 30, 2024 and September 30, 2023, the Company recorded operating lease expense of $62 thousand and $40 thousand, respectively, for those short-term leases.

Supplemental balance sheet information related to operating leases was as follow:

	As of
	September 30, 2024	December 31, 2023
Operating leases
Assets:
Operating lease right-of-use assets	$215,420	$313,655
Liabilities:
Current portion of operating lease liabilities	$135,762	$159,679
Operating lease liabilities, noncurrent	85,307	160,470
Total operating lease liabilities	$221,069	$320,149
Other information:
Weighted-average remaining lease term (in years)	1.3	1.8
Weighted-average discount rate %	10.00%	10.00%

As of September 30, 2024, future maturities of operating lease liabilities were as follows:

Amount
2024 (October 1 through December 31)	$43,803
2025	133,475
2026	43,655
2027	12,578
2028	10,915
Future operating lease payments	244,426
Imputed interest	(23,357)
Total operating lease liabilities	221,069
Current portion	(135,762)
Operating lease liabilities, noncurrent	$85,307

The Company did not have any finance leases during the nine months ended September 30, 2024 and year ended December 31, 2023.

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

As discussed in Note 2, the Share Exchange Agreement that the Company entered into in order to acquire a majority stake in ITSQuest, contains a contingent divestiture provision whereby if certain conditions are not met the Company will be required to divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the Exchange Agreement. The Company has assessed that it is unlikely it will achieve either of the two trigger events necessary to avoid divestiture of ITSQuest. If the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its unicoins, sufficient to meet the criteria outlined in the Amended SEA , or is unable to negotiate an extension with ITSQuest, on or before December 31, 2024, the trigger event would cause the loss of ITSQuest-associated revenue to the Company while resulting in the Company having issued equity to the ITSQuest founders for only nominal consideration. The Company anticipates the divestiture of ITSQuest may lead to a loss on disposition and such loss may be material to the Company’s future financial position, results of operations and cash flows for periods including the disposition and thereafter. As of the filing date of this Quarterly Report on Form 10-Q, the Company has assessed that it is unlikely it will achieve either of the two trigger events necessary to avoid divestiture of ITSQuest. For further details regarding the potential impact of a divestiture, refer to the Risk and Uncertainties section of Note 2 – Summary of Significant Accounting Policies.

Asset Swap Agreements

As of September 30, 2024, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been launched yet, management can’t yet ascertain control over the assets included in such Asset Swap Agreements. Accordingly, management has not recorded these transactions in the balance sheet. The following represents summaries of each transaction:

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

-	In February 2024, the Company acquired vacant farmland in Puerto Carreño Guacamayas, Colombia, having an appraised value of approximately $1,300,000. Final transfer of title for such land is contingent upon tokenization and release of unicoins to the seller within twelve months of the closing date, and therefore if such condition is not met, the transaction may be terminated. The agreement includes a project failure clause in which if the unicoin is not tokenized, the agreement would be deemed as terminated. Upon the agreement termination, the asset and the Unicoin Rights would go back to the seller and purchaser, respectively. Accordingly, management has not met control criteria for recognition of this transaction in the balance sheet.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 7, a total of 892 million Unicoin Rights valued at $3,428 thousand and 977 million Unicoin Rights valued at $14,614 thousand have been issued to related parties as of September 30, 2024 and December 31, 2023, respectively.

Loan from Chief Executive Officer

During the nine months ended September 30, 2024, the Company paid in full a $51 thousand loan payable to Alex Konanykhin, CEO and Chairman of the Board of Directors. The $51 thousand loan payable was outstanding as of December 31, 2023. As of September 30, 2023, the Company had a $395 thousand loan payable to Alex Konanykhin that was paid in full in December 2023.

NOTE 14 – INCOME TAXES

The Company recorded income tax expense of $61 thousand and $43 thousand for the three months ended September 30, 2024 and 2023, respectively. The resulting effective tax rates were 1.0% and 0.9% for the three months ended September 30, 2024 and 2023, respectively. The Company recorded income tax expense of $236 thousand and $151 thousand for the nine months ended September 30, 2024 and 2023, respectively. The resulting effective tax rates were 0.8% and 1.4% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months and nine months ended September 30, 2024 and 2023, there were no significant changes to the total amount of unrecognized tax benefits.

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

Calculation of net loss per share is as follows for the three months and nine months ended September 30 2024 and September 30, 2023 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and Diluted:	2024	2023	2024	2023
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(6,951,261)	$(4,952,843)	$(29,269,541)	$(11,005,378)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	738,495,097	733,517,657	734,803,371	733,475,323

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options outstanding (Note 9)	55,310,881	55,535,881	55,310,881	55,535,881
Warrants for common stock (Note 10)	9,800,000	10,310,000	9,800,000	10,310,000
Restricted stock units (Note 9)	26,110	254,446	26,110	254,446

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

The Company’s reportable segments consist of SaaS, TaaS and Unicorn Hunters. The Company determines its operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews financial information presented on a consolidated basis accompanied by information about revenue and cost of revenue by services type along with gross profit for purposes of allocating resources and evaluating financial performance, as such the Company has disclosed segment information up to gross profit for each operating segment. Furthermore, the Company’s revenues are derived from the United States and foreign countries which includes the South American and European regions (“Foreign countries”).

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended September 30, 2024, and 2023:

	Three Months Ended September 30,
	2024			2023
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,860,351	$58,202	$4,918,553	$5,510,920	$119,376	$5,630,296
Subscription revenues	48	8,814	8,862	208	1,324	1,532
Unicorn Hunters	8	-	8	87	-	87
Total revenues	$4,860,407	$67,016	$4,927,423	$5,511,215	$120,700	$5,631,915

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
	2024			2023
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$15,287,702	$197,938	$15,485,640	$14,056,955	$346,739	$14,403,694
Subscription revenues	144	23,556	23,700	1,141	7,265	8,406
Unicorn Hunters	852	2,591	2,676	2,764	1,511	4,275
Total revenues	$15,287,931	$224,085	$15,512,015	$14,060,860	$355,515	$14,416,375

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$8,862	$4,918,553	$9	$4,927,424
Cost of revenues	-	3,928,387	5,850	3,934,237
Gross profit (loss)	$8,862	$990,166	$(5,841)	$993,187

	Three Months Ended September 30, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$1,532	$5,630,296	$87	$5,631,915
Cost of revenues	-	4,500,314	-	4,500,314
Gross profit	$1,532	$1,129,982	$87	$1,131,601

The following tables set forth certain reportable segment information relating to the Company’s operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$23,700	$15,485,639	$2,676	$15,512,015
Cost of revenues	-	12,337,669	122,565	12,460,234
Gross profit (loss)	$23,700	$3,147,970	$(119,889)	$3,051,781

	Nine Months Ended September 30, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$8,406	$14,403,694	$4,275	$14,416,375
Cost of revenues	-	11,437,379	29,634	11,467,013
Gross profit	$8,406	$2,966,315	$(25,359)	$2,949,362

There were no material transactions between reportable segments during the nine months ended September 30, 2024 and 2023.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements.

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

Our Company

Unicoin Inc. (“Unicoin”, “we”, “us”, “our” or the “Company”) is a Delaware corporation incorporated in 2015. In addition to a wholly owned operating company running a Software-as-a-Service (“SaaS”) and Talent-as-a-Service (“TaaS”) platform, and a majority-owned staffing agency, we are also the majority owners of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

In addition to the businesses we operate through our subsidiaries, we are developing a security token called unicoin (“unicoin”), whose value is intended to be collateralized in part by certain of our current and future assets, which assets will include certain equity positions acquired or to be acquired from Unicorn Hunters show participants. The unicoins will also be supported in part by certain ownership rights in various real estate positions either currently owned or to be acquired by us in the future in connection with our “140% Program.” We are currently determining the structure that will be utilized to provide the collateral to support the unicoins. There can be no assurance, however, that such current or prospective collateral will equal or exceed the fair market value of the unicoins or whether such collateral will be subject to liens of our other creditors. We intend that when equity and real estate positions that support the value of the unicoins are liquidated, the resulting proceeds (less fees and expenses, including a 20% fee to be maintained by us) will be distributed to holders of the unicoins. The terms and timing of such distributions will be determined by our board of directors and subject to our collateralization agreements with the collateral agent we engage.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

Unicoin Inc.

Unicorns Inc.	ItsQuest	SheWorks!
72%	**51%**	**100%**

The Company has accepted digital assets including Bitcoin (“BTC”), Ethereum (“ETH”), Wrapped Ethereum (“WETH”) and Tether (“USDT”) as consideration from certain investors in exchange for equity or debt issued by the Company. The Company has ownership of and control over its digital assets and uses the third-party custodial services of Coinbase Global, Inc (“Coinbase”), which is a publicly-traded company that operates a cryptocurrency exchange platform and provides custodial wallets to hold the digital assets. Coinbase provides us protection through dual authentication security, which controls account access through requiring separate authentication from two authorized individuals. Management monitors transactions and account balances through the Coinbase client portal, as applicable.

On August 28, 2024, the Company notified its existing investors that it is postponing its initial coin offering (“ICO”) of unicoins to conduct a thorough review of its public statements, offering materials and its business in general. The Company has been conducting a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm. The Company cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue its efforts and plans for the launch of unicoins.

As of September 30, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

We may accept certain cryptocurrencies, such as BTC, ETH, USDT and WETH, among others, as payment for the purchase of Unicoin Rights or unicoins when launched. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in a MetaMask wallet linked to its INX account. Upon future liquidity needs, through INX, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

Key Factors and Measures We Use to Evaluate Our Business

Sources of Revenue

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (SaaS) – which is comprised of subscription license fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (TaaS) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

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

Unicorns Revenue. For Unicorns contracts, customers are billed when an episode is distributed for broadcast or streaming. The promise to the customer is fulfilled and revenue is recognized for the entire transaction price when an episode is distributed online or via social media.

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

We intend to focus our efforts to make Unicorn Hunters the most widely watched business show in the business media markets and worldwide entertainment, while generating value for the Company’s shareholders through equity acquisitions and syndication, sales of preferred-access memberships, advertisement and merchandising revenues.

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

Majority-Owned Subsidiaries

ITSQuest

The Company is the majority owner of ITSQuest. The Company’s ownership interest is 51%. We acquired ITSQuest as an information technology staffing company, providing staffing services and solutions. ITSQuest, has an outstanding tax liability of $5.0 million. As part of the acquisition agreement, the sellers and owners of the non-controlling interest of 49% agreed to indemnify the Company for such outstanding tax liability. The Company holds in reserve 2,000,000 shares of the Company’s common stock owned by the sellers of ITSQuest, until the tax liability has been settled. Our ownership interest In ITSQuest includes a contingent divestiture clause that, in the event that the Company did not conduct a registered public offering of its Common Stock in which the Company’s shares issued to the sellers of ITSQuest are registered with the SEC and listed for trading on a national securities exchange in the United States, with an initial listing price of at least $10 per share (the “trigger event”), on or before December 31, 2024, the Company shall transfer to ITSQuest all of the Company’s rights, title and interest in ITSQuest, including ITSQuest equity as well as any of the Company’s shares that remain subject to a holdback provision regarding tax liabilities, thus completely divesting itself of all ownership in ITSQuest. In addition, there is an alternative trigger event, that if achieved on or before December 31, 2024, the Company would not be required to divest its interest in ITSQuest back to the sellers if the Company’s proposed security tokens “unicoins” are tokenized and listed on an available Alternative Trading System or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token. As of the filing date of this Quarterly Report on Form 10-Q, the Company has assessed that it is unlikely it will achieve either of the two trigger events necessary to avoid divestiture of ITSQuest. If the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its unicoins, sufficient to meet the criteria outlined in the Amended SEA, or is unable to negotiate an extension with ITSQuest, on or before December 31, 2024,

On August 28, 2024, the Company notified its existing investors that it is postponing its ICO of unicoins to conduct a thorough review of its public statements, offering materials and its business in general. The Company has been conducting a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm. The Company cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue its efforts and plans for the launch of unicoins. As of September 30, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not developed or issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

As a result of the extended deadline provided in the Share Exchange Agreement, as amended on December 28, 2022 (the “Amended SEA”), the Company has assessed that it is unlikely it will achieve either of the two trigger events necessary to avoid divestiture of ITSQuest. If the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its unicoins, sufficient to meet the criteria outlined in the Amended SEA, or is unable to negotiate an extension with ITSQuest, on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,255 thousand or 28% of total assets, revenues of $13,610 thousand or 88% of total revenues, and generated gross profit of $2,739 thousand or 90% of total gross profit as of and for the nine months ended September 30, 2024.

Unicorns

The Company is the majority owner of Unicorns. On February 21, 2024, the Company’s majority owned subsidiary, Unicorns, issued 5,000,000 common stock shares to an Executive Producer for the Unicorn Hunters show. This issuance was compensation in connection with the completion of Season 1 of the Unicorn Hunters show. This transaction decreased the Company’s ownership interest from 66.67% to 62.50%. On March 11, 2024, Moe Vela sold his entire ownership in Unicorns of 7,500,000 common stock shares to the Company, in exchange for 1,500,000 Unicoin Rights. This transaction increased the Company’s ownership interest from 62.50% to 71.88%. Accordingly, the Company’s ownership interest as of September 30, 2024 and December 31, 2023 was 71.88% and 66.67%, respectively.

Unicorns produces a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience. The revenue consideration from Unicorns customers is fixed at contract inception and has historically been received in one of two forms: 1) either a pre-determined number of stock options, warrants or shares or 2) options or warrants or shares representing a specific percentage of the customer’s common stock outstanding as of a particular point in time. Non-cash consideration is recognized at the estimated fair value at or near the date of contract inception. As of the date hereof, we have collected all securities as payment for Unicorns services.

Other Events

On August 9, 2024, the Company detected an unknown threat actor had gained access to the Company’s Google G-Suite account and therefore the Company’s G-Suite products (i.e., G-Mail, G-Drive and other related G-Suite functionality). The Company previously disclosed that the unknown actor changed passwords and access to all users having an “@unicoin.com” email address (the “Event”). Upon further investigation, it was determined that the unknown actor did not in fact change passwords, but rather the Company’s IT team disabled all passwords when the unauthorized access was discovered and implemented stricter verification and access protocols for its users. On or about August 13, 2024, the Company was able to remove the threat actor’s access to the G-Suite accounts and restore access to its internal users. The Company examined the information accessed to determine and mitigate the impact of the Event and determined that no data or funds were accessed or taken from our systems, and therefore the Event was immaterial. The Company determined the following details in connection with the Event:

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

As of the date of this Quarterly Report on Form 10-Q, the Event has not had a material impact on the Company’s financial condition or results of operations. To the knowledge of the Company’s management, no traces of loss of any of the Company’s cash or crypto assets have been found as a result of the Event.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024 and 2023 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Nine Months Ended September 30,
	2024	% of Total Revenues	2023	% of Total Revenues
REVENUES:
Staffing revenues	$15,485,639	100%	$14,403,694	100%
Subscription revenues	23,700	0%	9,916	-%
Unicorns revenues	2,676	0%	2,765	-%
Total Revenues	15,512,015	100%	14,416,375	100%
COST OF REVENUES:
Staffing cost of revenues	12,337,669	80%	11,437,379	79%
Subscription cost of revenues	-	-	-	-%
Unicorns cost of revenues	122,565	1%	29,634	-%
Total Cost of Revenues	12,460,235	80%	11,467,013	80%
GROSS PROFIT	3,051,780	20%	2,949,362	20%
OPERATING COSTS AND EXPENSES
General and administrative	18,543,193	120%	10,887,459	76%
Sales and marketing	13,373,417	86%	2,842,164	20%
Research and development	12,375	0%	233,087	2%
TOTAL OPERATING COSTS AND EXPENSES	31,928,985	206%	13,962,710	97%
LOSS FROM OPERATIONS	(28,877,205)	(186)%	(11,013,348)	(76)%
Interest income (expense), net	(125,701)	(1)%	(154,385)	(1)%
Other income (expense), net	(15,176)	0%	647,601	4%
LOSS BEFORE INCOME TAXES	(29,018,082)	(187)%	(10,520,132)	(73)%
Income tax expense	(236,381)	(2)%	(151,010)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(29,254,463)	(189)%	(10,671,142)	(74)%
Net income (loss) attributable to the non-controlling interest	15,078	0%	334,236	2%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(29,269,541)	(189)%	$(11,005,378)	(76)%

Revenues

The following table presents our revenue for the periods indicated.

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
TAAS revenues	$15,485,639	$14,403,694	$1,081,945	8%
SAAS revenues	23,700	9,916	13,784	139%
Unicorns revenues	2,676	2,765	(89)	(3)%
Total Revenues	$15,512,015	$14,416,375	$1,095,640	8%

Total revenues increased by $1,096 thousand, or 8%, to 15,512 thousand for the nine months ended September 30, 2024, from $14,416 thousand for the nine months ended September 30, 2023.

TaaS. TAAS revenues increased by $1,082 thousand, or 8%, to $15,486 thousand for the nine months ended September 30, 2024, from $14,404 thousand for the nine months ended September 30, 2023. The increase was primarily due to an increase in ITSQuest related revenues of $1,318 thousand, partially offset by a decrease in SheWorks! related revenue of $236 thousand for the nine months ended September 30, 2024. The increase in ITSQuest was mainly driven by government customers.

SaaS. SaaS revenues increased by $14 thousand, or 139% to $24 thousand for the nine months ended September 30, 2024, from $9 thousand for the nine months ended September 30, 2023. The legacy operations of the SaaS business (engaged in providing workforce management software to better monitor and manage a remote workforce) are currently being phased out of operations through customer attrition, and are no longer the focus of the Company’s efforts.

Unicorns. Unicorns revenues for the nine months ended September 30, 2024 and 2023 were $3 thousand. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. The Company did not record any significant revenue during the nine months ended September 30, 2024 and 2023, as there were no episodes distributed during that period.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
TAAS cost of revenues	$12,337,669	$11,437,379	$900,290	8%
SAAS cost of revenues	-	-	-	-
Unicorns cost of revenues	122,565	29,634	92,931	314%
Total Cost of Revenues	$12,460,235	$11,467,013	$993,222	9%

Total cost of revenues increased by $993 thousand, or 9%, to $12,460 thousand for the nine months ended September 30, 2024, from $11,467 thousand for the nine months ended September 30, 2023.

TaaS. TAAS cost of revenues increased by $900 thousand, or 8%, to $12,338 thousand. The increase was proportional to the increase in TAAS revenues.

Unicorns. Unicorns cost of revenues increased by $93 thousand to $123 thousand for the nine months ended September 30, 2024, compared to $30 thousand, for the nine months ended September 30, 2023. The increase in Cost of Revenues was mainly due to the stock-based compensation expense of $100 thousand in relation to the earning of five million Unicorns Common Stock Awards by executive producers of Unicorn Hunters. No episodes were produced during each of the nine months ended September 30, 2024 and 2023.

General and administrative

General and administrative expenses increased by $7,656 thousand, or 70%, to $18,543 thousand for the nine months ended September 30, 2024, from $10,887 thousand for the nine months ended September 30, 2023. The increase was primarily due to the increase in transaction loss on reacquisition of Unicoin Rights of $6,551 thousand, as explained on Note 7 to the condensed consolidated financial statements.

Sales and marketing

Sales and marketing expenses increased by $10,531 thousand, or 371%, to $13,373 thousand for the nine months ended September 30, 2024. The increase was primarily due to the increase in sales & marketing expenses paid with Unicoin Rights as consideration, which amounted to $8,671 thousand. These service providers agreed to provide their advertising media services in exchange for payment in the form of Unicoin Rights. During the nine months ended September 30, 2023, the Company did not engage in these type of advertising media services as providers were not as willing to accept Unicoin Rights as consideration.

Research and development

Research and development expense decreased by $221 thousand, or 95%, to $12 thousand for the nine months ended September 30, 2024. Internally developed software costs for internal use and other research and development costs are not material and are expensed as they are incurred.

Interest income (expense), net

Net interest expense decreased by $29 thousand, or 19% to $126 thousand for the nine months ended September 30, 2024, from $154 thousand for the nine months ended September 30, 2023. The change was primarily due to the net reduction in outstanding Unsecured Notes during the nine months ended September 30, 2024. Repayments of short-term debt during the nine months ended September 30, 2024 and 2023 amounted to $192 thousand and $593 thousand, respectively.

Provision for Income Taxes

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Income tax expense	$(236,381)	$(151,010)	$85,371	57%
Effective tax rate	(0.8)%	(1.4)%

The Company recorded income tax expense of $236 thousand and $151 thousand for the nine months ended September 30, 2024 and 2023, respectively. The resulting effective tax rate was (0.8%) and (1.4%) for the nine months ended September 30, 2024 and 2023, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the nine months ended September 30, 2024 and 2023, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest decreased by $(319) thousand, or (95)%, to a net loss of $(15) thousand for the nine months ended September 30, 2024. Our non-controlling interest holders in ITSQuest were allocated income of $271 thousand and $215 thousand for the nine months ended September 30, 2024 and 2023, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(256) thousand and income of $119 thousand for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 28.12%, respectively. As of September 30, 2023, non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024 and 2023 from our condensed consolidated financial statements, respectively. Furthermore, our condensed consolidated statements of operations include the post-acquisition period activity for ITSQuest and Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,
	2024	% of Total Revenues	2023	% of Total Revenues
REVENUES:
Staffing revenues	$4,918,553	100%	$5,630,296	100%
Subscription revenues	8,862	-	3,042	-
Unicorns revenues	9	-	(1,423)	-
Total Revenues	4,927,423	100%	5,631,915	100%
COST OF REVENUES:
Staffing cost of revenues	3,928,387	80%	4,500,314	80%
Subscription cost of revenues	-	-	-	-
Unicorns cost of revenues	5,850	0%	-	-
Total Cost of Revenues	3,934,238	80%	4,500,314	80%
GROSS PROFIT	993,185	20%	1,131,601	20%
OPERATING COSTS AND EXPENSES
General and administrative	4,973,286	101%	4,053,193	72%
Sales and marketing	2,769,054	56%	2,230,935	40%
Research and development	2,327	0%	118,480	2%
TOTAL OPERATING COSTS AND EXPENSES	7,744,667	157%	6,402,608	114%
LOSS FROM OPERATIONS	(6,751,482)	(137)%	(5,271,007)	(94)%
Interest income (expense), net	(46,002)	(1)%	(36,979)	(1)%
Other income (expense), net	(8,656)	0%	647,601	11%
LOSS BEFORE INCOME TAXES	(6,806,140)	(138)%	(4,660,385)	(83)%
Income tax benefit (expense)	(61,345)	(1)%	(43,168)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(6,867,485)	(139)%	(4,703,553)	(84)%
Less: net income (loss) attributable to the non-controlling interest	83,776	2%	249,290	4%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(6,951,261)	(141)%	$(4,952,843)	(88)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%)
TAAS revenues	$4,918,553	$5,630,296	$(711,743)	(13)%
SAAS revenues	8,862	3,042	5,820	191%
Unicorns revenues	9	(1,423)	1,432	101%
Total Revenues	$4,927,423	$5,631,915	$(704,492)	(13)%

Total revenues decreased by $704 thousand, or 13%, to $4,927 thousand for the three months ended September 30, 2024, from $5,632 thousand for the three months ended September 30, 2023.

TaaS. TAAS revenues decreased by $712 thousand, or 13%, to $4,919 thousand for the three months ended September 30, 2024, from $5,630 thousand for the three months ended September 30, 2023. The decrease was primarily due to a decrease in ITSQuest related revenues of $663 thousand, and a decrease in SheWorks! related revenue of $49 thousand for the three months ended September 30, 2024. The decrease in ITSQuest was mainly driven by light industrial and government customers.

Unicorns. Unicorns revenues increased by $1 thousand, or 101%, to $0 thousand for the three months ended September 30, 2024. Unicorns recognizes revenues when an episode of Unicorn Hunters is distributed for broadcast or streaming. The Company did not record any significant revenue during the three months ended September 30, 2024 and 2023, as there were no episodes distributed during that period.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%)
TAAS cost of revenues	$3,928,387	$4,500,314	$(571,927)	(13)%
SAAS cost of revenues	-	-	-	-%
Unicorns cost of revenues	5,850	-	5,850	-%
Total Cost of Revenues	$3,934,238	$4,500,314	$(566,076)	(13)%

Total cost of revenues decreased by $566 thousand, or 13%, to $3,934 thousand for the three months ended September 30, 2024.

TaaS. TAAS cost of revenues decreased by $572 thousand, or 13%, to $3,928 thousand for the three months ended September 30, 2024. The decrease was proportional to the increase in TAAS revenues.

Unicorns. The Company did not record any significant cost of revenues during the three months ended September 30, 2024 and 2023, as there were no episodes distributed during that period.

General and administrative

General and administrative expenses increased by $920 thousand, or 23%, to $4,973 thousand for the three months ended September 30, 2024. The increase was partially due to the increase in transaction loss on reacquisition of Unicoin Rights of $719 thousand, as explained on Note 7 to the condensed consolidated financial statements.

Sales and marketing

Sales and marketing expenses increased by $538 thousand, or 24%, to $2,769 thousand for the three months ended September 30, 2024. The increase was primarily due to the increase in sales & marketing expenses paid with Unicoin Rights as consideration, which amounted to $708 thousand . These service providers agreed to provide their advertising media services in exchange for payment in the form of Unicoin Rights. During the three months ended September 30, 2023, the Company did not engage in these type of advertising media services as providers were not as willing to accept Unicoin Rights as consideration.

Research and development

Research and development expenses decreased by $116 thousand to $2 thousand for the three months ended September 30, 2024. Internally developed software costs for internal use and other research and development costs are not material and are expensed as they are incurred.

Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Income tax expense	$(61,345)	$(43,168)	$(18,177)	42%
Effective tax rate	(0.9)%	(0.93)%

The Company recorded income tax expense of $61 thousand and $43 thousand for the three months ended September 30, 2024 and 2023, respectively. The resulting effective tax rate was (0.9%) and (0.9%) for the three months ended September 30, 2024 and 2023, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended September 30, 2024 and 2023, there were no significant ITSQuest changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest increased by $(1,619) thousand, or (36)%, to a net loss of $(6,074) thousand for the three months ended September 30, 2024. Our non-controlling interest holders in were allocated income of $88 thousand and $56 thousand for the three months ended September 30, 2024 and 2023, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(5) thousand and income of $192 thousand for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 28.12%, respectively. As of September 30, 2023, non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.3%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $4,205 thousand available as of September 30, 2024. Based on currently available capital resources (cash and cash equivalents on hand as of September 30, 2024), we estimate that at our current cash “burn rate”, we would be able to conduct our planned operations for approximately six additional months without raising additional equity or debt financing, assuming we do not fail to develop and launch the unicoin during that period or we do not fail to negotiate an extension to avoid a divestiture from ITSQuest. If we do fail to launch unicoins during that period, the Company will need to obtain additional financing to continue its operations. and if we do not launch unicoins at any point in the future, we believe the Company would be required to pay the significant financing obligation that it has incurred with respect to the unicoin rights, which would also require additional financing. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $4,206 thousand. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoin is not launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2023, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the unicoin has been resolved.

From January 1, 2024 through September 30, 2024, the Company issued 900 million Unicoin Rights (units) to receive unicoins, to investors and service providers in exchange of consideration consisting of cash $4,709 thousand and operating expenses paid with Unicoin Rights amounting to approximately $12,634 thousand.

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its statement of financial position with no change in the asset’s measurement. Accordingly, the Company records the receivable as is on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of a collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of September 30, 2024, the Company recorded a liability of $82 thousand towards the Factor. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by the Company to Unicorns, since the initial line of credit, to fund the production- related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,878 thousand as of September 30, 2024. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousand)	2024	2023
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(10,016)	$(7,447)
Net cash (used in) provided by investing activities	(243)	29
Net cash provided by financing activities	8,002	13,462
Net increase in cash and cash equivalents	$(2,257)	$6,044

Cash Used in Operating Activities

Cash flows used for operating activities increased by $(2,569) thousand to $(10,016) thousand for the nine months ended September 30, 2024, from $(7,447) thousand for the nine months ended September 30, 2023. Net cash used in operating activities of $(10,016) thousand for the nine months ended September 30, 2024, was mainly due to our net loss of $(29,254) thousand and decreases in working capital of $(122) thousand, partially offset by the non-cash items of $19,360 thousand. Net cash used in operating activities of ($7,447) thousand for the nine months ended September 30, 2023, was due to our net loss of ($10,671) thousand, decreases in working capital of $(1,438) thousand, partially offset by the non-cash items of $4,661 thousand.

Cash (Used in) Provided by Investing Activities

Net cash flows (used in) provided by investing activities decreased by $(272) thousand to $(243) thousand for the nine months ended September 30, 2024, compared to $29 thousand for the nine months ended September 30, 2023. The decrease in net cash (used in) provided by investing activities was mainly due to purchases of digital assets and USD Coin, net of proceeds from sales of $240 thousand during the nine months ended September 30, 2024.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by $(5,460) thousand to $8,002 thousand for the nine months ended September 30, 2024, compared to $13,462 thousand for the nine months ended September 30, 2023. The decrease in net cash provided by financing activities was mainly due to a decrease in proceeds from the issuance of Unicoin Rights of $(9,285) thousand, partially offset by an increase in the proceeds from issuances of common stock of $3,496 thousand.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $4,205 thousand available as of September 30, 2024, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ended September 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed consolidated financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K and Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Risk Factors”). These Risk Factors could materially affect our business, financial condition, and future results. These Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price		Common Stock Shares Issued	Dates	Exemption
$0.40	*	5,253,029	5/1/24 to 9/7/24	Rule 506(c); Reg. S
$1.00		1,541,965	5/22/24 to 9/7/24	Rule 506(c); Reg. S

*	Shareholders as of April 15, 2024 were granted a right to purchase a limited number of common stock shares at $0.40, which approximates the fair value of the common stock.

Fundraising Transaction – Offering of Unicoins Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Accounted Dates***	Exemption
$0.0074	747,600	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.01	1,368,121,280	2/24/22 to 9/30/24	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.02	490,410,600	8/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.03	440,000	3/01/24 to 9/30/24	Rule 506(c); Reg. S
$0.04	41,080,000	8/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.05	54,846,000	3/12/22 to 9/30/24	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 8/6/24	Rule 506(c); Reg. S
$0.06	576,667	8/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.07	14,680,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.08	2,515,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.089	30,396,447	12/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.09	5,000,000	8/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.1	128,269,168	3/18/22 to 9/30/24	Rule 506(c); Reg. S
$0.101	7,182,006	3/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.11	565,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.122	6,628,306	6/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.13	125,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.14	1,415,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.18	100,000	9/1/22 to 8/6/24	Rule 506(c); Reg. S
$0.2	11,530,395	9/8/22 to 9/30/24	Rule 506(c); Reg. S
$0.3	10,000	9/1/22 to 8/6/24	Rule 506(c); Reg. S
$0.35	1,116,314	6/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.395	3,251,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.4	5,234,221	11/2/22 to 9/30/24	Rule 506(c); Reg. S
$0.494	0	6/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.5	8,102,231	3/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.52	9,334	9/1/22 to 8/6/24	Rule 506(c); Reg. S
$0.75	7,819,403	4/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.36	1,746,497	3/01/24 to 9/30/24	Rule 506(c); Reg. S
$0.05	243,586,226	5/1/23 to 9/30/24	Rule 506(c); Reg. S

*	The price per Unicoin Right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of Unicoin Rights issued at the specified price.
**	Unicoin Rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin Rights Financing Obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those Unicoin Rights.
***	The date represents when the Unicoin Right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

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

Unicoin Inc.

Date: November 14, 2024	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer