Form 10-K
period 2024-12-31
Unicoin Inc.
filed 2025-04-15
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2025, there were 741,384,729 shares of the Registrant’s common stock outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Unicoin Inc. contains forward-looking statements that are subject to risks and uncertainties. All statements contained in this prospectus other than statements of historical fact, including statements regarding our future financial performance, our growth strategy, our objectives for future operations and industry trends, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “can,” “may,” “intend,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms, and other comparable terminology that convey uncertainty of future events or outcomes. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business and in the industry in which we operate. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements, including those factors discussed under “Risk Factors.” Forward-looking statements include, but are not limited to, statements regarding:

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

ii

PART I

Item 1.	BUSINESS

Unicoin Inc. is a technology company that is strategically positioned to capture a significant share of the rapidly growing digital assets and cryptocurrency market by addressing its most pressing challenges:

-	Extreme volatility

-	Lack of transparency and compliance

-	Absence of investor-friendly brands

We file annual, quarterly and other periodic reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov.

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

History and Organization

Unicoin Inc. was incorporated in Delaware on June 22, 2015, under the name “Transparent Business, Inc.” On October 6, 2022, we changed our name to “Unicoin Inc.” Our principal executive offices are located at 228 Park Avenue South 16065, New York, NY 10003 and our phone number is (844) 384-5069.

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS software business, which provides for simple and seamless monitoring and management of remote or work-from-home employees. As a holding company, Unicoin Inc. wholly owns one TaaS operating company: SheWorks!. In June 2023, Yandiki, another TaaS company, merged into the SheWorks! operating company. Yandiki was previously owned by KMGi and Silvina Moschini, each of whom transferred their ownership interests in Yandiki to Unicoin Inc. on January 1, 2018. SheWorks! was founded by Silvina Moschini, who transferred her ownership interest to Unicoin Inc. on January 1, 2018. In 2018, KMGi transferred to Unicoin Inc. the intellectual property related to the Unicoin Inc. SaaS platform. In November 2020, Unicoin Inc. acquired a 51% majority ownership interest in ITSQuest, Inc., a regional staffing agency founded on September 21, 1994. In April 2021, Unicoin acquired a 66.67% ownership interest in Unicorns, Inc., a media company showcasing private companies seeking to obtain publicity for their private offerings, and as of April 15, 2025, the Company’s ownership interest in Unicorns Inc. is 71.88%. Unicoin Inc. and its subsidiaries principally operate in North America, South America and Central America.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Subsidiaries Outside of the United States

Outside of the United States, the Company has recently formed subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include Genniwine Inc. (organized in Thailand) and Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold real estate.

Operations in these entities from formation through the date of this Annual Report on Form 10-K were de minimis.

UH Properties Inc.

While Unicoin Inc does not hold any ownership interest in UH Properties Inc. (a company organized under the laws of the Philippines), it may be entitled to receive an economic interest from properties currently owned or acquired in the future by UH Properties, pursuant to a partnership agreement which provides that Unicoin Inc. will own one hundred percent (100%) of all investments within the Philippines. Under the terms of the agreement, all profits and losses shall be borne by UH Properties Inc., the domestic Philippine corporation created to manage such investments.

Unicorns Media Group Ltd.

While the Company does not hold any ownership interest in Unicorns Media Group Ltd (a company organized under the laws of the United Kingdom), the Company’s subsidiary, Unicorns Inc., may be entitled to receive economic benefits pursuant to a licensing agreement between Unicorns Inc. and Unicorns Media Group Ltd. Pursuant to the terms of the licensing agreement, Unicorns Inc. is entitled to seventy percent (70%) of the revenues generated by Unicorns Media Group Ltd in connection with show productions, including revenues from advertisements, sponsorships, ticket sales, merchandising, and distribution. Unicoin Inc. owns 71.88% of the outstanding shares of Unicorns Inc., and may therefore indirectly benefit from the revenues received by Unicorns Inc. under the licensing arrangement.

Unicoin International Inc.

Unicoin Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated but distinct legal entities, with UII operating as a non-subsidiary affiliate of Unicoin. While Unicoin has been actively engaged in fundraising efforts, brand development, and investor outreach for its token known as “unicoin,” UII is separately planning the launch of a blockchain-based digital asset referred to as the “Unicoin International Token” or “UIT.” In support of UII’s operations and marketing efforts, Unicoin provides various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. Under the agreement, UII compensates Unicoin for these services and may also, at its discretion and subject to applicable law, provide UIT tokens as further consideration. Although the two entities collaborate closely and share resources, UII maintains operational and legal independence from Unicoin, and the shared personnel remain solely employed or contracted by Unicoin, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

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

Unicoins

Unicoin Inc. developed a token called unicoin (“unicoins” or “tokens”). We are currently contemplating collateralizing the unicoins with additional assets. Such assets will be held by a subsidiary of ours and pledged to a collateral agent for the benefit of the unicoin holders. We are still in the process of determining the exact nature and structure of such collateralization.

A portion of the unicoins’ value is intended to be supported by the equity positions received from Unicorn Hunters show participants and by other assets, such as a portion of certain United States-based real estate. Such equity positions may be held in a to-be-created entity to facilitate proper management of the asset portfolio. Upon the liquidation of these equity stakes and real estate assets, we intend to distribute the realized proceeds to unicoin holders after deduction of fees and expenses, including a 20% maintenance fee for our maintenance of the unicoin ecosystem. We intend to mint a total of 25 billion unicoins. A portion of the minted unicoins will be retained by us; accordingly, the value of these retained unicoins could benefit our stockholders. As of February 1, 2025, we have sold unicoin presale certificates (“Certificates”) to acquire up to approximately 1.8 billion unicoins and raised approximately $37.4 million. We have also agreed to issue Certificates for up to approximately 3.4 billion unicoins through our deferred payment plans (approximately 134 million of which have been issued). Through these deferred payment programs, we are contractually entitled to future installment payments of $147.5 million (which, if not made, will result in us retaining collateral contributed to us to secure a portion of the payment obligations). Additionally, we have issued Certificates for approximately (i) 730 million unicoins to our stockholders, (ii) 522 million unicoins as discretionary compensation payments to insiders, including employees, (iii) 200 million unicoins to service providers and influencers, (iv) 22 million unicoins to the founders of our affiliate, ITSQuest, and (v) 1.21 billion unicoins through real estate transactions (approximately 777.4 million of which are cancelable or in an escrow arrangement pending tokenization and title transfer).

Holders of unicoins may use unicoins to purchase media inventory on Unicorn Hunters at our discounted rate. We plan to purchase media inventory and resell it to unicoin holders in exchange for unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory on Unicorn Hunters and allowing us to retain a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis and has not been predetermined.

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

We may accept certain cryptocurrencies, such as Bitcoin (BTC), Ether (ETH), Litecoin (LTC), USD Coin (USDC), Bitcoin Cash (BCH) and Tether (USDT) among others, as payment for the purchase of unicoins. Upon future liquidity needs, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

The unicoins will be issued once the groundwork for that issuance has been completed, such as legal, technical, regulatory, brand recognition, initial portfolio of assets, and listing on crypto exchanges. On August 28, 2024, we notified our existing investors that we were postponing the initial coin offering (“ICO”) of unicoins to conduct a thorough review of our public statements, offering materials and our business in general. We have been conducting a thorough review of our compliance with applicable regulatory requirements with the assistance of a leading national law firm. We cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue our efforts and plans for the launch of unicoins.

As of February 1, 2025, we have not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

Real Estate Subsidiaries

Outside of the United States, we have recently formed wholly owned or controlled subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include Genniwine Inc. (organized in Thailand) and Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold and/or manage real estate. We may create in the future additional wholly owned or controlled subsidiaries for holding specific parcels of real estate in the United States and outside of the United States.

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

●

Unique token project to be launched, capable of paying distributions supported by a global marketing and visibility initiative and collateralized by various assets, including but not limited to, equity, copper mining rights, villas, hotels and even vacant beach-front property.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and are incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims.

On December 10, 2024, we received a “Wells Notice” from the Staff of the SEC stating that it has made a preliminary determination to recommend that the SEC file an enforcement action against us. This proposed action would allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Sections 5 and 17(a) of the Securities Act of 1933. The Staff further advised us that the potential enforcement action may involve a civil injunctive action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, and such other relief as may be available.

In addition, on December 10, 2024, Alex Konanykhin, our Chief Executive Officer and Chairman of our board of directors, Silvina Moschini, one of our directors and the Chief Executive Officer of our subsidiary Unicorns, Inc., Alejandro Dominguez, our former Chief Investment Officer, and Richard Devlin, our Senior Vice President and General Counsel, each received a “Wells Notice” from the Staff stating that it has made a preliminary determination to recommend that the SEC file an enforcement action against Messrs. Konanykhin, Dominguez and Devlin and Ms. Moschini. This proposed action would allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Sections 5 and 17(a) of the Securities Act, as well as, in the case of Mr. Konanykhin and Ms. Moschini, violations of these provisions as a controlling person of us under Section 20(a) of the Exchange Act. The Staff further advised these individuals that the potential enforcement action may involve a civil injunctive action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, a bar from service as an officer or director and limitations on activities or bars from association and such other relief as may be available.

The Wells Notices are neither formal allegations nor findings of wrongdoing. They allow the recipients the opportunity to address the issues raised by Staff before they make an enforcement recommendation to the SEC or the SEC votes on whether to authorize an enforcement action. See our Current Report on Form 8-K filed on December 16, 2024 regarding our response to the Wells Notices which can be found at https://www.sec.gov/ix?doc=/Archives/edgar/data/1740742/000182912625000028/unicoin_8k.htm.

We are not presently a party to any other legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Employees

As of the day of this Annual Report on Form 10-K, we had 11 employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

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

Our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023, included an explanatory paragraph in their opinion that accompany our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by our increasing obligations which may deter investors from purchasing our equity securities or unicoin rights. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

As of the date hereof, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,213 thousand, revenues of $17,928 thousand, and generated gross margins of $3,598 thousand as of and for the year ended December 31, 2024, respectively.

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

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its financial statements that could not be prevented or detected on a timely basis. As of the year ended December 31, 2024, we have identified un-remediated material weaknesses in connection with our (i) entity-level controls (ii) information technology general controls and segregation of duties and (iii) equity accounting primarily related to issuance of stock to investors. This resulted from a lack of necessary business processes, internal controls, record retention policy, and adequate number of qualified personnel within our accounting function.

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

We and certain of our current and former executive officers have received “Wells Notices” from the SEC staff recommending that the SEC bring enforcement actions against us and such executive officers which could have a material adverse effect on our business, financial condition and results of operations, prospects, and/or the value of our Common Stock.

On December 10, 2024, we, along with Alex Konanykhin, our Chief Executive Officer and Chairman of our board of directors, Silvina Moschini, one of our directors, the Chief Executive Officer of our subsidiary Unicorns, Inc. and recently named Chief Strategy Officer, Alejandro Dominguez, our former Chief Investment Officer, and Richard Devlin, our Senior Vice President and General Counsel, received a “Wells Notice” (the “Wells Notices”) from the Staff of the SEC (the “Staff”) stating that the Staff has made a preliminary determination to recommend that the SEC file an enforcement action against us and each such individual. The Staff further advised us that the potential enforcement action may involve a civil injunctive action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, a bar from service as an officer or director and limitations on activities or bars from association and such other relief as may be available. On December 31, 2024, we, along with Messrs. Konanykhin, Dominguez and Devlin and Ms. Moschini, responded to the Wells Notices we received in the form of a “Wells Submission”.

Although a Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, it is a formal notice that the SEC intends to bring an enforcement action against the recipient. If the SEC were to authorize an action against us and/or any of the individuals named above, it could seek an injunction against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, and other equitable relief within the SEC’s authority. The SEC could also seek an order barring the individuals from serving as an officer or director of a public company. In addition, the SEC could seek disgorgement of an amount from us that may exceed our ability to pay.

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

Statements contained in promotional videos and on our Unicorn Hunters show have erroneously stated the unicoins are “registered with the SEC,” which statements are factually incorrect, as unicoins have not been registered, and unicoin rights have been sold only pursuant to exemptions from the SEC’s registration requirements, as described in this Annual Report on Form 10-K and in “Risks Related to Our Unicoin Offering” below. Such statements were the result of the misunderstanding of the registration process and the regulatory status of unicoins and unicoin rights by the speakers of these statements. Despite the correct disclosure in the Company’s offering materials and other SEC filings, such incorrect statements could have material adverse effects on our company and its plans for the tokenization and launch of unicoins. For example, although unintentional, such statements could be deemed to have been materially misleading statements regarding the characteristics of unicoins and unicoin rights, thereby exposing the Company to possible enforcement action or civil actions by investors. Such actions could substantially delay our ability to register unicoins for sale to the public in the future, or substantially delay our ability to list unicoins on a digital asset exchange. Further, an adverse outcome in any such action could impose substantial financial penalties and consequences on the Company, which could have a material adverse impact on our financial condition or delay or prevent the successful public launch of unicoins.

Unicoins do not yet exist, and their terms have not yet been finalized.

Unicoins are intended to have aspects of a security token as well as aspects of a utility token. Unicoins, including the utility for which they will be used, are subject to modification by our management as we more fully explore the market opportunities, our need for capital, regulatory and legislative changes, and technological needs and limitations. We also reserve the right to issue unicoins under a different name than now contemplated, in our discretion. We can make no assurances that any modifications or adjustments to our plan of operations for unicoins will be more beneficial than our original intentions, and therefore the future value and/or utility of unicoins may decline.

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

A small number of customers account for a large share of our revenue and accounts receivable. The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Year Ended December 31,
Customer Reference	2024	2023
Customer A (a TAAS customer)	28%	15%
Customer B (a TAAS customer)	12%		*

*	Revenue from this customer did not amount to 10% or more of total revenues during the period reported.

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	December 31, 2024	December 31, 2023
Customer A (a TAAS customer)	32%	*
Customer B (a TAAS customer)	18%	16%
Customer C (a TAAS customer)	13%	*
Customer D (a Unicorns customer)	*	39%

*	Accounts Receivable from this customer did not amount to 10% or more of Accounts Receivable as of the period reported.

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

Despite the distinguishing characteristics of similarly named cryptocurrency projects, such as the “central bank cash reserve currency” being developed by the Digital Currency Monetary Authority (the “DCMA”), also called “Unicoin,” there remains a risk of investor confusion in the marketplace. We have had initial discussions about trademark coverage with the owner of the DCMA’s cryptocurrency, also called “Unicoin,” although we cannot guarantee that we will come to a favorable resolution with the DCMA on this issue and cannot determine its materiality at this time. Despite the different structure, target audience and features of the DCMA’s coin and other similarly named coins, there remains a risk that potential investors may select the wrong “Unicoin” when attempting to purchase unicoins on an exchange after tokenization.

The Company’s business is exposed to the potential misuse of digital assets and malicious actors.

The security procedures and operational infrastructure of the Company and INX may be breached due to the actions of outside parties, error or malfeasance of an employee of the Company or INX, or otherwise, and, as a result, an unauthorized party may obtain access to the Company’s digital asset accounts, private keys, data or tokens. Additionally, outside parties may attempt to fraudulently induce employees of the Company or INX to disclose sensitive information in order to gain access to the infrastructure of the Company or INX. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of the Company’s digital assets account occurs, the market perception of the effectiveness of its security protocols could be harmed and the value of the Company’s common stock could be materially adversely affected. As an example, as discussed in Note 5, the Company concluded that certain digital assets were misappropriated by an unknown and unauthorized outside party that bypassed the Company’s security procedures and operational infrastructure. The Company is currently exploring its legal options; however, has been determined it will not be able to recover those assets.

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

Global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations.

The emergence, severity, magnitude and duration of global or regional pandemics, epidemics or other health crises are uncertain and difficult to predict. A pandemic, epidemic or contagious disease outbreak that affects humans or the food supply, such as the avian flu impact on poultry and egg production could impact our business operations, demand for our products and services, in-stock positions, costs of doing business, access to inventory, supply chain operations, the extent and duration of measures to try to contain the spread of a virus or other disease (such as travel bans and restrictions, quarantines, shelter-in-place orders, limitations on large gatherings, business and government shutdowns and other restrictions on retailers), our ability to predict future performance, exposure to litigation and our financial performance, among other things. In the event of any global or regional health crisis, customer demand for certain products may fluctuate, customer behaviors may change and consumer disposable income could be negatively impacted, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. These risks and their impacts are difficult to predict and could otherwise disrupt and adversely affect our operations and our financial performance.

To the extent that a future pandemic, epidemic or contagious disease outbreak occurs, such events may also heighten other risks described in this Item 1A, including but not limited to those related to consumer behavior and expectations, competition, our reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, supply chain disruptions, labor availability and cost, and litigation and regulatory requirements.

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

Our executive officers, directors, and several stockholders and their affiliated entities together beneficially own a majority of our outstanding common stock. In particular, as of December 31, 2024, Silvina Moschini, our Chief Strategy Officer and our Unicorns, Inc. Chief Executive Officer, and Alex Konanykhin, Chairman of the Board of Directors and our Chief Executive Officer, together beneficially own 73.05% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Risks Related to our Unicoin Offering

The terms of the to-be-issued unicoins have not yet been finalized.

Unicoins are intended to have aspects of a token, as well as aspects of a utility token within the Unicorn Hunters ecosystem. Unicoins, including the utility for which they will be used, are subject to modification by our management as we more fully explore the market opportunities, our need for capital, regulatory and legislative changes, and technological needs and limitations. The Company also reserves the right to issue unicoins under a different name than now contemplated, in its discretion. We can make no assurances that any modifications or adjustments to our plan of operations for unicoins will be more beneficial than our original intentions, and therefore the future value and/or utility of unicoins may decline, which may impact the price of our common stock.

We have not identified all the persons that we will need to hire to provide services and functions critical to the launch of unicoins and no assurance can be given that we will be able to hire the necessary persons on acceptable terms, if at all.

Our unicoin business has not been launched yet and we have not identified all the persons that we will need to hire to provide services and functions critical to this line of business. If we are unable to hire persons with the necessary expertise on terms acceptable to us, then we will not be able to launch unicoins as contemplated. Further, even if we are able to hire such service providers, they might be unable to meet our specifications and requirements, which could have a material adverse effect on our ability to develop and launch our business plan.

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

We may accept certain cryptocurrencies, such as Bitcoin (BTC), Ether (ETH), Litecoin (LTC) and USD Coin (USDC) among others, as payment for the purchase of unicoins. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in custodial wallets through INX and Coinbase. If these assets constitute more than 40% of the value of the Company’s unconsolidated assets (disregarding U.S. government securities and “cash items”), the Company may need to register and operate as an investment company.

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

We have no operating history in blockchain and tokens, and therefore valuation of the Certificates and unicoins is difficult.

Our operations to date have consisted of developing, marketing and selling our SaaS and TaaS services and the Unicorn Hunters show. Accordingly, we have no operating history in the blockchain and token industries upon which an evaluation of our prospects and future performance with respect to unicoins can be made.

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

It is possible that despite the reasonable endeavors of such persons and their advisors, the unicoin project may fail, e.g., if insufficient funds are received during the unicoin fundraising effort or if unicoins are not ultimately launched, including due to technical, operational, commercial, regulatory or any other reasons. These events will negatively impact our current business strategy and are therefore likely to negatively impact the value of Unicoin Inc. and its common stock.

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

As of the date of this Annual Report on Form 10-K, unicoins have not yet been released into the market, and there is therefore no public market for unicoins or for the Certificates. There can be no assurance that there will be an active market for unicoins in the future, whether on a registered securities exchange or ATS that has accepted unicoins for trading or quotation, or elsewhere. Also, there is significant uncertainty as to whether unicoins will or may be traded on any trading platform, whether within or outside the United States.

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

The Company has begun exploring possible service providers and exchanges who can assist with the tokenization of unicoins and eventual launch. Neither the unicoin rights nor the tokenized unicoins will grant any intellectual property rights to holders.

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

Regulation of the trading of blockchain assets has evolved significantly over the past several years. On November 16, 2018, the Division of Corporation Finance, Division of Investment Management, and Division of Trading and Markets issued the Statement on Digital Asset Securities Issuance and Trading, confirming the applicability of the federal securities law framework to new and emerging technologies, such as blockchain assets. The Statement summarized the SEC’s stance on actors and institutions that sell tokens in initial offerings or develop and facilitate the secondary market for tokens, which is that market participants must still adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain. Although the Statement provides additional guidance to participants in the blockchain asset marketplace, in general the regulation of blockchain assets under the current regulatory framework applicable to currencies or securities remains in its early stages and is subject to uncertainty.

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

New or changing laws and regulations or interpretations of existing laws and regulations, in the United States and elsewhere, may materially and adversely impact the development and growth of blockchain networks and the adoption and use of blockchain assets. The imposition of restrictions on all blockchain assets, or certain blockchain assets, could affect the value, liquidity and market price of blockchain assets subject to heightened regulation, by limiting access to marketplaces or exchanges on which to trade such blockchain assets, or imposing restrictions on the structure, rights and transferability of such blockchain assets. Some governments may seek to ban transactions in blockchain assets altogether.

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

We may be subject to reputational harm, regulatory scrutiny, and financial losses due to the unauthorized use of our brand and the emergence of fraudulent websites and scams impersonating our company.

We have become aware of an increasing number of fake websites, phishing schemes, and other scams that falsely represent themselves as being affiliated with Unicoin Inc. These fraudulent activities often mimic our branding, trademarks, or website design to mislead consumers, divert traffic, or solicit unauthorized investments. Such scams can result in consumer confusion, reputational damage, and potential legal exposure, especially if victims mistakenly associate their losses with our business.

Despite our ongoing efforts to monitor, report, and remove such fraudulent content, we may be unable to fully prevent these activities or mitigate their impact. Any failure to detect or address these impersonation efforts promptly may erode trust in our brand, reduce user engagement, and lead to regulatory or law enforcement investigations. In addition, any public association with these scams, even if we are not responsible for them, may materially and adversely affect our reputation, operations, and financial condition.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), not being required to comply with any requirement for a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption, and, therefore, while we are an emerging growth company, we will not be subject to the new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this Offering is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this Offering if either (i) the market value of our stock held by nonaffiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

Our actual results of operations may not meet our guidance and investor expectations, which would likely cause our share price to decline.

From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and investors may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the value of our Common Stock may decline.

We do not expect to declare or pay any dividends on our Common Stock for the foreseeable future.

We do not intend to pay cash dividends on our Common Stock for the foreseeable future. Consequently, investors must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, capital expenditure needs, the terms of any preference equity securities we may issue in the future, covenants in the agreements governing any current or future indebtedness, other contractual restrictions, industry trends, and any other factors or considerations our board of directors may regard as relevant. Furthermore, our ability to pay dividends on our Common Stock will depend on our receipt of cash distributions and dividends from our direct and indirect subsidiaries, which may be similarly impacted by, among other things, the terms of any preferred equity securities these subsidiaries may issue in the future, debt agreements, other contractual restrictions, and provisions of applicable law.

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

The Company has facilities in Nevada, New York, New Mexico, and Texas. These facilities have leases that expire on various dates through 2028 and are subject to periodic changes. We believe that our existing facilities are well-maintained and in good operating condition.

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

On December 10, 2024, we received a “Wells Notice” from the Staff of the SEC stating that it has made a preliminary determination to recommend that the SEC file an enforcement action against us. This proposed action would allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Sections 5 and 17(a) of the Securities Act of 1933. The Staff further advised us that the potential enforcement action may involve a civil injunctive action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, and such other relief as may be available.

In addition, on December 10, 2024, Alex Konanykhin, our Chief Executive Officer and Chairman of our board of directors, Silvina Moschini, one of our directors and the Chief Executive Officer of our subsidiary Unicorns, Inc., Alejandro Dominguez, our former Chief Investment Officer, and Richard Devlin, our Senior Vice President and General Counsel, each received a “Wells Notice” from the Staff stating that it has made a preliminary determination to recommend that the SEC file an enforcement action against Messrs. Konanykhin, Dominguez and Devlin and Ms. Moschini. This proposed action would allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Sections 5 and 17(a) of the Securities Act, as well as, in the case of Mr. Konanykhin and Ms. Moschini, violations of these provisions as a controlling person of us under Section 20(a) of the Exchange Act. The Staff further advised these individuals that the potential enforcement action may involve a civil injunctive action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, a bar from service as an officer or director and limitations on activities or bars from association and such other relief as may be available.

The Wells Notices are neither formal allegations nor findings of wrongdoing. They allow the recipients the opportunity to address the issues raised by Staff before they make an enforcement recommendation to the SEC or the SEC votes on whether to authorize an enforcement action. See our Current Report on Form 8-K filed on December 16, 2024 regarding our response to the Wells Notices which can be found at https://www.sec.gov/ix?doc=/Archives/edgar/data/1740742/000182912625000028/unicoin_8k.htm.

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

(d) Issuer Purchase of Equity Securities

None.

(e) Recent Sales of Unregistered Equity Securities

Capital Raising Transactions - Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/22	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 6/30/23	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$0.40	5,273,029		5/1/24 to 10/31/24	Rule 506(c); Reg. S
$1.00	1,541,965		5/22/24 to 10/31/24	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13

Common Stock Shares Issued in Exchange for Other Securities - ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates	Exemption
$0.19	6,500,000	11/25/20	Section 4(a)(2)
$0.39	1,500,000	12/28/22*	Section 4(a)(2)

*	Out of the initial 3,500,000 shares subject to the holdback provision, the Company released 1,500,000 shares on December 28, 2022, pursuant to the amended Share Exchange Agreement, as discussed in Note 13 – Related Party Transactions of “Notes to Consolidated Financial Statements”. As of the day of this Annual Report on Form 10-K, 2,000,000 shares remain subject to the holdback provision, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition.

Capital Raising Transaction - Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through December 31, 2024 are as follows:

Minimum Price	Total Amount Sold		Interest Rate	Dates	Exemption
$1,000	$1,229,000	*	20.0%	6/3/21 to 12/31/21	Rule 506(c); Reg. S
$1,000	$80,100		20.0%	1/26/22 to 12/31/22	Rule 506(c); Reg. S
$1,000	136,000		20.0%	4/17/23 to 7/31/23	Rule 506(c); Reg. S

*	Through the day of this Annual Report on Form 10-K, the outstanding balance on these Unsecured Notes amounts to $100 thousand.

Capital Raising Transaction - Offering of Unicoin Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to accredited investors or issued to service providers through the day of this Annual Report on Form 10-K are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.0014	462,000,000	9/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.0074	747,600	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.01	1,367,851,280	2/24/22 to 12/31/24	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.02	46,710,400	8/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.03	633,333	3/01/24 to 9/30/24	Rule 506(c); Reg. S
$0.04	45,615,000	8/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.05	57,084,200	3/12/22 to 12/31/24	Rule 506(c); Reg. S
$0.05	243,586,226	5/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 7/31/2024	Rule 506(c); Reg. S
$0.06	676,667	8/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.07	19,200,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.08	4,040,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.089	30,395,447	12/1/22 to 12/31/24	Rule 506(c); Reg. S
$0.09	5,060,000	8/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.10	129,903,168	3/18/22 to 12/31/24	Rule 506(c); Reg. S
$0.101	7,182,006	3/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.11	1,065,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.12	234,000	5/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.122	6,628,306	6/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.13	125,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.14	1,415,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.15	1,667	3/01/24 to 3/31/24	Rule 506(c); Reg. S
$0.18	100,000	9/1/22 to 9/30/2024	Rule 506(c); Reg. S
$0.19	27,500	1/12/24 to 12/31/24	Rule 506(c); Reg. S
$0.20	11,770,395	9/8/22 to 12/31/24	Rule 506(c); Reg. S
$0.30	153,067	9/1/22 to 12/31/24	Rule 506(c); Reg. S
$0.35	1,136,314	6/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.36	1,899,741	3/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.373	3,804,607	9/1/23 to 10/31/23	Rule 506(c); Reg. S
$0.395	5,363,133	9/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.40	5,234,221	11/2/22 to 9/30/24	Rule 506(c); Reg. S
$0.459	1,028,203	10/31/23 to 3/31/24	Rule 506(c); Reg. S
$0.493	2,528,752	4/1/23 to 6/30/2024	Rule 506(c); Reg. S
$0.50	8,104,231	3/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.52	9,334	9/1/22 to 9/30/2024	Rule 506(c); Reg. S
$0.75	8,806,263	4/1/24 to 12/31/24	Rule 506(c); Reg. S

*	The price per unicoin right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of unicoin rights issued at the specified price.
**	unicoin rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin rights financing obligation for details regarding the issuance of those unicoin rights.
***	The date represents when the unicoin right transaction was accounted by the company for the investor’s purchase. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Pursuant to the five-year deferred payment plan and ten-year prepaid plan discussed in Note 7 – Unicoin rights financing obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K, we are reporting the following transactions up to the date of this report:

-	Five-Year Deferred Payment Plan – through the date hereof, investors signed agreements to purchase 3,260 million.

-	Ten-Year Prepaid Plan – through the date hereof, investors paid have paid $1,897 thousand for the future purchase of unicoins pursuant to the ten-year plan.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Unicoin Inc. (hereinafter the “Company”, “Unicoin”, “we”, “us”, or “our”) was incorporated in the state of Delaware on June 22, 2015. In 2008, our SaaS platform was developed by KMGi, the precursor to Unicoin, as an internal tool for monitoring and managing computer-based work for the purpose of improving efficiency of both remote and on-site employees and eliminating overbilling by contractors. The SaaS platform has been in use since 2009, initially under the name TransparentBilling, serving KMGi’s internal operations. With clients of all sizes in multiple countries around the world, and over 30,000 registered individual users of our remote talent platform, Unicoin Inc. brings together an end-to-end solution to manage distributed teams in a transparent and efficient way.

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS (Software-as-a-Service) software business which provides for simple and seamless monitoring and management of remote or work-from-home employees. Unicoin Inc. has also launched a token project in early 2022, as a complementary business to its Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, Unicoin Inc. wholly owns one Talent-as-a-Service (“TaaS”) operating company and platform: SheWorks! In June 2023, Unicoin Inc. merged Yandiki, previously the Company’s second TaaS operating company, into the SheWorks! operating company. As a holding company, Unicoin Inc. is also the majority owner of a traditional staffing agency, ITSQuest, with a regional presence in the U.S. Southwest. Finally, as a holding company, Unicoin Inc. also became the majority owner in 2021 of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

Unicoin Inc. developed a token called unicoin (“unicoins” or “tokens”). We are currently contemplating collateralizing the unicoins with additional assets. Such assets will be held by a subsidiary of ours and pledged to a collateral agent for the benefit of the unicoin holders. We are still in the process of determining the exact nature and structure of such collateralization. The unicoins will have a utility function in what is referred to as the “Unicorn Hunters Ecosystem,” in that holders may use unicoins to purchase media inventory at our discounted rate. The Company plans to purchase media inventory and resell it to unicoin holders in exchange for unicoins and/or cash, thereby giving such holders preferred access and pricing for media inventory and allowing to retain a portion of the “spread” in pricing for its effort. Exact pricing and spreads will be determined on a case-by-case basis and have not been predetermined.

Key Factors and Measures We Use to Evaluate Our Business

Sources of Revenue

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which is comprised of fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

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

Total consideration paid on closing date was $3,800 thousand. Equity sources of funding included 10,000,000 shares of the Company’s common stock to the Sellers at a value of $1,900 thousand and an estimated contingent divestiture feature at a value of $1,900 thousand. As of the closing date, ITSQuest was responsible for an outstanding tax liability in the amount of $4,992 thousand. As result of the tax liability, under the Share Exchange Agreement (“SEA”), the Company withheld in reserve 3,500,000 of the 10,000,000 shares of common stock until the tax liability has been settled. These shares have been held in reserve and subject to an agreed-upon Escrow Agreement.

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

On December 28, 2022, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2024 (i.e., by an additional 24 months). In addition, the Amended SEA incorporated a second trigger event, also required to be achieved on or before December 31, 2024, whereby ITSQuest would not be required to divest its interest in ITSQuest back to the sellers if Unicoin Inc.’s proposed tokens “unicoins” are tokenized and listed on an available ATS or cryptocurrency exchange (whichever is applicable), with a quoted price at or above $1.00 per token.

As consideration for the Amended SEA, 1,500,000 of the Company’s shares previously held in escrow, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition, were released to the sellers of ITSQuest and 20,000,000 unicoin rights (i.e., 10,000,000 to each of the two prior ITSQuest owners) were issued upon its execution.

On December 31, 2024, the Company and the sellers of ITSQuest agreed to delay the trigger events to December 31, 2025 in consideration, 2,000,000 unicoin rights were issued to the sellers of ITSQuest upon execution of the agreement.

The Company originally recorded estimated contingent consideration in the form of the contingent divestiture provision in the amount of $1,900 thousand. The estimate was calculated by applying a probability model using expected values. The most significant assumption utilized in this model is the probability related to achieving the $10 per share trading price, which had a probability of 0%. In addition, the other significant estimate relates to the estimated fair value of the common stock issued in exchange for the 51% interest in ITSQuest.

As of the date hereof, as a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,213 thousand, revenues of $17,928 thousand, and generated gross margins of $3,598 thousand as of and for the year ended December 31, 2024, respectively.

Unicorns, Inc.

The Company owns a majority stake in Unicorns of 71.88%.

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

Significant Related Party Transactions

A total of 1,191 million unicoin rights valued at $4,337 thousand and 977 million unicoin rights valued at $14,614 thousand were issued to related parties during the year ended December 31, 2024 and 2023, respectively.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the consolidated statements of operations for fiscal 2024 and fiscal 2023 from our consolidated financial statements, respectively. Furthermore, our consolidated statements of operations include the post-acquisition period activity for Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
	2024	% of Total Revenue	2023	% of Total Revenue
Revenues:
Staffing revenues	$20,409,354	100%	$19,424,953	93%
Subscription revenues	32,549	0%	12,616	-
Unicorns revenues	2,676	0%	1,512,293	7%
Total Revenues	20,444,579	100%	20,949,862	100%
Cost of Revenues:
Staffing cost of revenues	16,285,134	80%	15,571,071	74%
Subscription cost of revenues	-	-	-	-
Unicorns cost of revenues	128,415	1%	34,634	0%
Total Cost of Revenues	16,413,549	80%	15,605,705	74%
GROSS PROFIT	4,031,030	20%	5,344,157	26%
OPERATING COSTS AND EXPENSES
General and administrative	22,396,088	110%	37,699,135	180%
Sales and marketing	14,026,495	69%	6,009,692	29%
Research and development	12,511	0%	1,843	-
Cost of contract amendment	790,000	4%	-	-
TOTAL OPERATING COSTS AND EXPENSES	37,225,094	182%	43,710,670	209%
LOSS FROM OPERATIONS	(33,194,064)	(162)%	(38,366,513)	(183)%
Interest income (expense), net	(158,984)	(1)%	(310,275)	(1)%
Other income (expense), net	(1,988,506)	(10)%	356,800	2%
LOSS BEFORE INCOME TAXES	(35,341,554)	(173)%	(38,319,988)	(183)%
Income tax expense	(230,287)	(1)%	581,245	3%
NET LOSS AND COMPREHENSIVE LOSS	(35,571,841)	(174)%	(37,738,743)	(180)%
Less: net loss attributable to the noncontrolling interest	(617,190)	(3)%	1,066,275	5%
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(34,954,651)	(171)%	$(38,805,018)	(185)%

Revenues

The following table presents our revenue for the periods indicated.

	Year ended December 31,
	2024	2023	Change ($)	Change (%)
TAAS revenues	$20,409,354	$19,424,953	$984,401	5%
SAAS revenues	32,549	12,616	19,933	158%
Unicorns revenues	2,676	1,512,293	(1,509,617)	(100)%
Total Revenues	$20,444,579	$20,949,862	$(505,283)	(2)%

Total revenues decreased by $505 thousand, or 2%, to $20,445 thousand in 2024.

TaaS. TAAS revenues increased by $984 thousand, or 5%, to $20,409 thousand in 2024 and comprised 100% of our total revenues. The increase was primarily due to increase in ITSQuest related revenues of $1,220 thousand, or 7% to $17,928 thousand, partially offset by a decrease in SheWorks related revenue of $236 thousand, or 9% to $2,481 thousand. The increase in ITSQuest was mainly driven by government customers.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorns revenues decreased by $1,509 thousand, or 100%, to $3 thousand in 2024 as Unicorn did not release any episodes of Unicorns in 2024 as the Company is currently in the production phase of Season 2. Unicorns revenues of $1,512 thousand for the year ended December 31, 2023, corresponded to one revenue generating episodes that was distributed in December 2023.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Year ended December 31,
	2024	2023	Change ($)	Change (%)
TAAS cost of revenues	$16,285,134	15,571,071	714,063	5%
SAAS cost of revenues	-	-	-	N/A
Unicorns cost of revenues	128,415	34,634	93,781	271%
Total Cost of Revenues	$16,413,549	$15,605,705	$807,844	5%

Total cost of revenues decreased by $808 thousand, or 5%, to $16,414 thousand in 2024.

TaaS. TAAS cost of revenues increased by $714 thousand, or 5%, to $16,285 thousand. The increase was proportional with the increase in TAAS revenues.

Unicorns. Unicorns cost of revenues for the year ended December 31, 2024 was $128 thousand, compared to $35 thousand for the year ended December 31, 2023. No revenue generating Unicorn Hunters episode released in the year ended December 31, 2024. The Company did not capitalize any costs of revenues for the years ended December 31, 2024 and 2023, in relation to any undistributed episodes, based on the uncertainty as to whether the costs of such episodes was recoverable during the Company’s start-up phase.

General and administrative

General and administrative expenses decreased by $15,303 thousand, or 41%, to $22,396 thousand in 2024. The decrease was mainly due to a decrease in the transaction loss on repurchase of unicoin rights compared to 2023 of $7,025 thousand. In addition, the decrease in general and administrative expenses was due to a decrease in services paid in unicoin rights of $10,009 thousand. These decreases were partially offset by an increase in legal costs of $1,943 thousand.

Sales and marketing

Sales and marketing expenses increased by $8,017 thousand, or 133%, to $14,026 thousand in 2024. The increase was primarily due to increase in advertising and marketing services of $7,785 thousand) during the year ended December 31, 2024 (of which $6,404 thousand corresponded to increases in expenses paid with unicoin rights).

Research and development

Research and development expenses increased by $11 thousand, or 579%, to $13 thousand. Research and development mainly consist of personnel related costs such as salaries and benefits. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Cost of contract amendment

Cost of contract amendment was $790 thousand, for the year ended December 31, 2024, compared to $0, for the year ended December 31, 2023. This cost reflects the fair value of the consideration given to the former owners of ITSQuest in exchange for amending the contingent divestiture provision, as discussed in Note 7 – Unicoin rights financing obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K.

Interest income (expense), net

Interest expense, net decreased by $151 thousand to $159 thousand for the year ended December 31, 2024. This was due to repayments of short-term debt that became due in 2023 and early in 2024.

Other income (expense), net

Other expenses, net decreased by $2,345 thousand to $(1,989) thousand for the year ended December 31, 2024. During the year ended December 31, 2024, we identified an indicator of impairment for one of the private companies in which we hold an investment and recognized an impairment charge for the full carrying value of $1,973 thousand. The impairment charge was recorded within other income (expense), net in our consolidated statements of operations and comprehensive loss. As of December 31, 2024, no other impairment or bad debt expense had been recorded on any of the other long-term investments in private companies or non-cash receivables.

Provision for Income Taxes

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Income tax benefit (expense)	$(230,287)	$581,245	$(811,532)	(140)%
Effective tax rate	0.65%	(1.52)%

Income tax benefit (expense) was $(230) thousand for the year ended December 31, 2024, compared to $581 thousand for the year ended December 31, 2023. The Company’s effective tax rate was 0.65% and (1.52)% during the years ended December 31, 2024 and 2023, respectively. During such years, the Company recorded a full valuation allowance against its otherwise recognizable deferred income tax assets, except for deferred taxes related to ITSQuest, a majority owned company. The Company’s deferred tax assets principally result from net operating loss carryforwards.

Net income (losses) attributable to the noncontrolling interest

Net income (losses) attributable to the noncontrolling interest decreased by $1,683 thousand, or (158)%, to $(617) thousand for the year ended December 31, 2024. Our noncontrolling interest partners in ITSQuest were allocated income of $267 thousand and $565 thousand for the years ended December 31, 2024 and 2023, respectively. Our noncontrolling interest partners in Unicorns were allocated loss of $(884) thousand and income of $501 thousand for the years ended December 31, 2024 and 2023, respectively. December 31, 2024, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 28.12%, respectively. As of December 31, 2023, noncontrolling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 33.33%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $2,598 thousand available as of December 31, 2024. Based on currently available capital resources (cash and cash equivalents on hand as of December 31, 2024), we estimate that at our current cash “burn rate”, the Company will not be able to operate for more than four months. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $5,967 thousand. For the period from January 1, 2025 through the date of this Annual Report on Form 10-K, we have received cash funding of $2,644 thousand, from issuances of $1,760 thousand Unicoin shares and $884 thousand unicoin rights. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoins have not been launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2023, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the launch of the unicoin has been resolved.

From January 1, 2024 through December 31, 2024, the Company issued unicoin rights to investors and service providers in exchange of consideration consisting of cash $1,424 thousand and incurred operating expenses paid with unicoin rights with a fair value of $12,444 thousand, together amounting to approximately $13,868 thousand.

Through December 31, 2024, the Company has recorded a financing obligation of $109.9 million associated with unicoin rights issued to date which represents the Company’s estimate of what it would be obligated to pay in the event the unicoin is never launched. Although it is the Company’s intention to ultimately launch the unicoin and settle unicoin rights obligations by issuing unicoins to rights holders, there are aspects of the launch process, including certain regulatory approvals of the Unicoin, that may be outside of the Company’s control. If the Company fails to launch the unicoin, its intent would be to pay for the unicoin rights financing obligations using cash flows from its existing operations and/or through future debt or equity financing. In order to be able to pay the financing obligation using cash from operations or to achieve financing at terms acceptable to the Company, the Company will have to achieve substantial additional revenue growth and positive cash flows from operations or achieve substantial growth in its existing private company investment values and experience one or more exits or other liquidity transactions associated with its private company investments. There can be no assurance that the Company will achieve these successes prior to events or circumstances that lead to a future conclusion that the unicoin will not be able to be launched. If one or more of these factors leading to positive growth in the Company’s liquid resources do not occur prior to a conclusion that the Company will fail to launch the Unicoin, the financing obligation to holders of unicoin rights may need to be settled for a fraction of the recorded obligation, or in the worst case, there may be no funds available to settle the obligation.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production-related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, amounted to $26,595 thousand and $26,430 thousand as of December 31, 2024 and 2023, respectively. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

Year Ended December 31, 2024 compared with Year Ended December 31, 2023

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023
Cash flows used in continuing operations:
Net cash used in operating activities	$(8,252)	$(26,406)
Net cash used in investing activities	(333)	-
Net cash provided by financing activities	4,721	31,346
Net increase (decrease) in cash and cash equivalents	$(3,864)	$4,940

Cash Used in Operating Activities

Cash flows used in operating activities increased by $18,154 thousand to $(8,252) thousand for the year ended December 31, 2024, compared to $(26,406) thousand for the year ended December 31, 2023. Net cash used in operating activities for the year ended December 31, 2024, was due to our net loss of $(35,572) thousand, offset by non-cash items of $22,531 thousand and an increase in operating assets and liabilities of $4,789 thousand. Net cash used in operating activities for the year ended December 31, 2023, was due to our net loss of $(37,739) thousand, offset by non-cash items of $13,861 thousand and a decrease in operating assets and liabilities of $(2,528) thousand.

The operating activities section of the statement of cash flow for the year ended December 31, 2024 includes a $12,444 thousand non-cash adjustment to net loss for operating expenses incurred and paid for with the issuance of unicoin rights. These unicoin rights were issued in exchange for professional services such as from advertisers, marketers, influencers and other general vendors. The contracts with marketers, advertisers and other general vendors were payable either in cash or unicoin rights. The contracts with influencers were only payable with unicoin rights. If the practice of issuing unicoin rights in exchange of professional services is discontinued, the Company would have to perform additional fundraising activities to continue the same level of marketing, advertising and influencer activities required to successfully launch unicoins.

Cash Provided by Investing Activities

Net cash flows used in investing activities decreased by $333 thousand to $(333) thousand for the year ended December 31, 2024, compared to net cash flows provided by investing activities of $0 thousand for the year ended December 31, 2023. The increase was mainly due to purchases of digital assets and USDC for the year ended December 31, 2023 amounting to $330 thousand.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by $26,625 thousand to $4,721 thousand for the year ended December 31, 2024, compared to $31,346 thousand for the year ended December 31, 2023. The decrease in net cash provided by financing activities was mainly due to a decrease of proceeds from the issuance of unicoin rights of $31,415 thousand, partially offset by an increase in proceeds from sales of common stock of $3,515 thousand.

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

The Company incurred net losses of $35,572 thousand and $37,739 thousand and used cash in operating activities of $8,252 thousand and $26,406 thousand for the years ended December 31, 2024 and 2023 and had an accumulated deficit of $166,330 thousand and $131,375 thousand as of December 31, 2024, and 2023, respectively, as well as expects to incur future additional losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

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

The Company regularly reviews such equity securities for impairment based on a qualitative assessment which includes, but is not limited to (i) significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee, (ii) significant adverse changes in the regulatory, economic or technological environment of the investee and (iii) significant adverse changes in the general market condition of either the geographical area or the industry in which the investee operates, (iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, (v) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies, or non-compliance with statutory capital requirements or debt covenants. If an equity security is impaired, an impairment loss is recognized in the consolidated statements of operations (as other income (expense), net) equal to the difference between the fair value of the investment and its carrying amount. If such impairment is determined prior to receiving options or warrants to be received as consideration for Unicorns customer contracts, the related loss on impairment is reflected as bad debt expense.

Digital Assets

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), USD Coin (USDC), Bitcoin Cash (BCH), Tether (USDT) and Wrapped Ethereum (WETH) as consideration from certain investors in exchange for equity, debt or unicoin rights issued by the Company. The Company records the initial cost basis at their original purchase prices or the then-current quoted market prices (e.g., if received in an exchange rather than purchase transaction) and presents all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, except USD Coin. Fair value of the Company’s digital assets is determined in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). The Company has ownership and control of its digital assets and utilizes INX and/or Coinbase, third-party custodians, to secure its holdings and facilitate transactions.

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

Unicoin Rights Financing Obligation

The Company is offering unicoin right certificates with terms and conditions which are set forth in a confidential private placement memorandum initially dated February 2022 (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) and Regulation S thereunder. Each U.S. domiciled investor in unicoin rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act. On March 18, 2024, the private placement memorandum was supplemented to indicate that it would be utilized only for deferred payment sales and real estate swaps. For direct purchases from the Company, on March 18, 2024 the Company began offering up to 10 million unicoin rights for $0.50 each through the INX platform, pursuant to terms and conditions where are set forth in a private placement memorandum dated February 27, 2024 (the “INX Offering”). The INX offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act and Rule 506(c) and Regulation S thereunder. For its services in conducting the INX Offering and processing direct sales, INX Securities LLC, a FINRA and SEC U.S.-registered broker-dealer, received a 5% commission on all sales made in the INX Offering. Additionally, the Company began offering up to 133,333,333 unicoin rights for $0.75 each pursuant to a private placement memorandum dated December 3, 2024 pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder.

The Company accounts for unicoin rights by recording a liability representing the amount management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged (i.e., in the form of cash or services) for rights to receive unicoins in the future in the event the unicoin is never launched. As of December 31, 2024, and through the date of filing, the Company has not issued any unicoins and there is no assurance as to whether, or at what volumes, or on what terms, the unicoins will be available to be issued, if ever. As of December 31, 2024, any amounts received for unicoin rights are not considered equity or revenue, management determined that 100% of the obligation is a liability to be settled by through the issuance of unicoins, or through other means if unicoins are never issued. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statement of operations upon settlement.

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

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which is comprised of fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is a right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of December 31, 2024 and 2023 no such reserves were recorded.

The Company’s customers include government institutions, a Fortune 500 Company, and small businesses. At contract inception, the Company assesses the product offerings in its contracts to identify performance obligation(s) that are distinct. A performance obligation is distinct when the customer can benefit from it on its own or together with other resources that are readily available and when it is separately identifiable from other items in the contract. Historically, costs to obtain a contract have not been significant.

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

The Company had deferred revenue of $4 thousand and $5 thousand as of December 31, 2024 and December 2023, respectively. The amount of revenue recognized in fiscal 2024 and 2023 that was included in deferred revenue at the beginning of the periods was $5 thousand and $19 thousand, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Interest Rate Risk

We had cash and cash equivalents of $2,598 thousand and $6,462 thousand available as of December 31, 2024 and December 31, 2023, respectively, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

UNICOIN INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Unicoin Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unicoin Inc. and Subsidiaries (the “Company”) as of December 31, 2024, and 2023, and the consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company had an accumulated deficit of $166,330 thousand and $131,375 thousand as of December 31, 2024 and 2023, respectively. The Company has incurred net losses of $35,572 thousand and $37,739 thousand for the years ended December 31, 2024 and 2023, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, California

April 15, 2025

UNICOIN INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$2,598,208	$6,462,171
Accounts receivable, net
Trade receivables payable in cash	2,121,839	2,331,888
Unicorn Hunters non-cash receivables	-	1,509,528
Prepaid expenses and other current assets	1,064,031	1,275,102
Indemnification asset	5,196,624	4,922,426
TOTAL CURRENT ASSETS	10,980,702	16,501,115
Property and equipment, net	26,925	35,446
Investments in land	683,979	-
Mining rights	580,000	-
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,418,159	2,688,493
Investments in privately-held companies	8,163,528	8,627,000
Other assets	3,200	-
Operating lease right-of-use assets	177,685	313,656
TOTAL ASSETS	$26,899,873	$32,031,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,255,273	$819,198
Income tax payable	8,431	2,281
Accrued expenses	3,934,324	2,158,534
Accrued payroll liabilities	634,603	976,862
Deferred revenue	3,940	5,368
ITSQuest tax liability	4,991,620	4,922,426
Short-term debt	100,000	309,200
Loan from related party	-	51,398
Operating lease liabilities, current	121,335	159,679
Other current liabilities	245,692	403,193
TOTAL CURRENT LIABILITIES	12,295,218	9,808,139
Deferred income tax liability, net	278,617	334,622
Unicoin rights financing obligation	109,910,781	84,674,022
Operating lease liabilities, noncurrent	61,098	160,470
TOTAL LIABILITIES	122,545,714	94,977,253

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized;781,065,752 and 773,232,422 issued; 739,614,045 and 732,320,282 outstanding, net of treasury stock at December 31, 2024 and 2023, respectively	781,066	773,233
Treasury stock, at cost; 41,451,707 and 40,912,140 shares at December 31, 2024 and 2023, respectively	(4,074,110)	(3,880,025)
Additional paid-in capital	74,714,958	72,999,935
Accumulated deficit	(166,330,117)	(131,375,466)
TOTAL UNICOIN INC. STOCKHOLDERS’ DEFICIT	(94,908,203)	(61,482,323)
Noncontrolling interest	(737,638)	(1,463,525)
TOTAL STOCKHOLDERS’ DEFICIT	(95,645,841)	(62,945,848)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,899,873	$32,031,405

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
REVENUES	$20,444,579	$20,949,862
COST OF REVENUES	16,413,549	15,605,705
GROSS PROFIT	4,031,030	5,344,157
OPERATING COSTS AND EXPENSES
General and administrative	22,396,088	37,699,135
Sales and marketing	14,026,495	6,009,692
Research and development	12,511	1,843
Cost of contract amendment	790,000	-
TOTAL OPERATING COSTS AND EXPENSES	37,225,094	43,710,670
LOSS FROM OPERATIONS	(33,194,064)	(38,366,513)
Interest income (expense), net	(158,984)	(310,275)
Other income (expense), net	(1,988,506)	356,800
LOSS BEFORE INCOME TAXES	(35,341,554)	(38,319,988)
Income tax (expense) benefit	(230,287)	581,245
NET LOSS AND COMPREHENSIVE LOSS	(35,571,841)	(37,738,743)
Less: net income (loss) attributable to the noncontrolling interest	(617,190)	1,066,275
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(34,954,651)	$(38,805,018)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.05)	$(0.05)
Weighted average common shares outstanding used to compute basic and diluted loss per share	735,982,489	733,395,464

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’ Equity	Unicoin Inc. Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2022	772,938,415	$772,938	$72,831,056	(39,510,647)	$(3,389,446)	$(92,570,448)	$(22,355,900)	$(2,529,800)	$(24,885,700)
Issuance of common stock	14,979	14	41,486	-	-	-	41,500	-	41,500
Stock-based compensation expense	279,028	281	127,393	-	-	-	127,674	-	127,674
Repurchase of common stock (Note 8)	-	-	-	(1,401,493)	(490,579)	-	(490,579)	-	(490,579)
Net loss	-	-	-	-	-	(38,805,018)	(38,805,018)	1,066,275	(37,738,743)
Balance as of December 31, 2023	773,232,422	$773,233	$72,999,935	(40,912,140)	$(3,880,025)	$(131,375,466)	$(61,482,323)	$(1,463,525)	$(62,945,848)

Issuance of common stock	6,814,994	6,815	3,644,362	-	-	-	3,651,177	-	3,651,177
Stock-based compensation expense	-		153,483	-	-	-	153,483	-	153,483
Issuance of common stock upon release of restricted stock units	78,336	78	(78)	-	-	-	-	-
Repurchase of common stock	-	-	-	(539,567)	(194,085)	-	(194,085)	-	-194,085
Exercise of stock options and warrants	940,000	940	(165)	-	-	-	775	-	775
Ownership interest increase in Unicorns Inc.	-	-	(2,082,579)	-	-	-	(2,082,579)	1,343,077	(739,502)
Net loss	-	-	-	-	-	(34,954,651)	(34,954,651)	(617,190)	(35,571,841)
Balance as of December 31, 2024	781,065,752	$781,066	$74,714,958	(41,451,707)	$(4,074,110)	$(166,330,117)	$(94,908,203)	$(737,638)	$(95,645,841)

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,571,841)	$(37,738,743)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	153,483	127,674
Operating expenses paid with unicoin rights	12,443,767	14,218,462
Operating expenses paid with digital assets and USDC	341,994	387,582
Non-cash consideration from customers of Unicorns, Inc.	-	(1,516,527)
Impairment of investments in privately held companies	1,973,000	-
Impairment and write-off of digital assets and USDC	183,558	1,435
Depreciation and amortization expense	366,257	416,717
Credit losses	9,278	64,117
Non-cash operating lease expense	194,188	161,268
Interest expense accrued on the ten-year prepaid plan	161,068	-
Non-cash transaction loss on reacquisition of unicoin rights	6,694,634	-
Interest Income from the five-year deferred payment plan	9,300	-
Changes in operating assets and liabilities:
Trade receivables payable in cash	200,771	22,768
Prepaid expenses and other current assets	256,618	(763,312)
Other assets	(16,492)
Accounts payable	1,376,115	(1,340,479)
Accrued expenses and payroll liabilities	3,633,923	824,951
Deferred revenue	(1,427)	(13,601)
Deferred income tax	(205,005)	(806,831)
Operating lease right-of-use assets / liability	(195,933)	(154,576)
Deferred income tax	(56,005)	-
Other liabilities	(203,402)	(296,972)
Net cash used in operating activities	(8,252,151)	(26,406,067)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(3,002)	-
Purchase of digital assets and USD coin, net of proceeds from sales	(329,856)	-
Net cash used in investing activities	(332,858)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	-	394,200
Payment of short-term debt	(209,200)	(793,100)
Repayment from related party loan payable	(51,398)	(645,000)
Proceeds from sales of unicoin rights	1,423,896	32,839,148
Proceeds from sales of common stock	3,556,973	41,500
Repurchase of common stock	-	(490,579)
Proceeds from exercise of stock options and warrants	775	-
Net cash provided by financing activities	4,721,046	31,346,169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,863,963)	4,940,102
CASH AND CASH EQUIVALENTS—Beginning of period	6,462,171	1,522,069
CASH AND CASH EQUIVALENTS—End of period	$2,598,208	$6,462,171

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$122,694	$211,575
Cash paid for income taxes	$73,350	$31,045

Non-cash investing and financing activity:
Change in non-controlling interest upon increase in ownership of Unicorns, Inc.	$1,343,077	$-
Market value of digital assets and USD Coin received as proceeds from issuance of common stock	$94,204	$-
Market value of digital assets received as proceeds from sales of unicoin rights	$229,948	$390,271
Receipt (i.e., “collection”) of private company equity securities	$1,509,528	$8,329,000
Recognition of operating lease right-of-use assets and operating lease liabilities in relation to new operating leases	$31,899	$125,293
Investment in land and mining rights in exchange of unicoin rights	$1,263,979	$-
Change in additional paid-in capital upon increase in ownership of Unicorns, Inc.	$2,082,579	$-
Expenses paid by related party on behalf of the Company	$13,992	$51,398
Repurchase of Unicorns common stock in exchange for unicoin rights	$194,085	$-

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

In addition to the businesses it operates through its subsidiaries, the Company developed a token called unicoin (“unicoins” or “tokens”). We are currently contemplating collateralizing the unicoins with additional assets. Such assets will be held by a subsidiary of ours and pledged to a collateral agent for the benefit of the unicoin holders. We are still in the process of determining the exact nature and structure of such collateralization. There can be no assurance, however, that such current or prospective collateral will equal or exceed the fair market value of the unicoins or whether such collateral will be subject to liens of its other creditors. When any of the assets collateralized for the benefit of the holders of unicoins are liquidated, a portion of the resulting proceeds, after deduction of any related transaction fees and expenses, will be distributed to holders of the unicoins. The firm will be paid a maintenance fee of 20% of the gross proceeds of any such distribution.

We have begun exploring possible service providers and exchanges which can assist with the tokenization of the unicoins and eventual launch of the unicoins. As of the date of this 10-K, we have not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

On August 28, 2024, the Company notified its existing investors that it had postponed its initial coin offering of unicoins in order to conduct a thorough review of its public statements, offering materials and its business in general. The Company has been conducting a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm. The Company cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue its efforts and plans for the launch of unicoins. As of December 31, 2024 and through the filing date of this Annual Report on Form 10-K, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

Subsidiaries Outside of the United States

Outside of the United States, the Company has recently formed subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include Genniwine Inc. (organized in Thailand) and Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold real estate.

Operations in these entities from formation through the date of this Annual Report on Form 10-K were de minimis.

UH Properties Inc.

While Unicoin Inc. does not hold any ownership interest in UH Properties Inc. (a company organized under the laws of the Philippines), it may be entitled to receive an economic interest from properties currently owned or acquired in the future by UH Properties, pursuant to a partnership agreement which provides that Unicoin Inc. will own one hundred percent (100%) of all investments within the Philippines. Under the terms of the agreement, all profits and losses shall be borne by UH Properties Inc., the domestic Philippine corporation created to manage such investments.

Unicorns Media Group Ltd:

While the Company does not hold any ownership interest in Unicorns Media Group Ltd (a company organized under the laws of the United Kingdom), the Company’s subsidiary, Unicorns Inc., may be entitled to receive economic benefits pursuant to a licensing agreement between Unicorns Inc. and Unicorns Media Group Ltd. Pursuant to the terms of the licensing agreement, Unicorns Inc. is entitled to seventy percent (70%) of the revenues generated by Unicorns Media Group Ltd in connection with show productions, including revenues from advertisements, sponsorships, ticket sales, merchandising, and distribution. Unicoin Inc. owns 71.88% of the outstanding shares of Unicorns Inc., and may therefore indirectly benefit from the revenues received by Unicorns Inc. under the licensing arrangement.

Unicoin International Inc

Unicoin Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated but distinct legal entities, with UII operating as a non-subsidiary affiliate of Unicoin. While Unicoin has been actively engaged in fundraising efforts, brand development, and investor outreach for its token known as “Unicoin,” UII is separately planning the launch of a blockchain-based digital asset referred to as the “unicoin international token” or “UIT.” In support of UII’s operations and marketing efforts, Unicoin provides various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. Under the agreement, UII compensates Unicoin for these services and may also, at its discretion and subject to applicable law, provide UIT tokens as further consideration. Although the two entities collaborate closely and share resources, UII maintains operational and legal independence from Unicoin, and the shared personnel remain solely employed or contracted by Unicoin, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

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

The Company incurred net losses of $(35,572) thousand and $(37,739) thousand and used cash in operating activities of $(8,252) thousand and $(26,406) thousand for the years ended December 31, 2024 and 2023 and had an accumulated deficit of $(166,330) thousand and $(131,375) thousand as of December 31, 2024, and 2023, respectively, and expects to incur significant additional losses in the future.

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

As of the date of this Annual Report on Form 10-K, the Event has not had a material impact on the Company’s financial condition or results of operations. To the knowledge of the Company’s management, no traces of loss of any of the Company’s cash or crypto assets have been found as a result of the Event.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company, its wholly owned subsidiaries, SheWorks! and Yandiki (for periods prior to its June 2023 merger with SheWorks!), as well as ITSQuest and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest, which is 51% owned, and Unicorns, which is 71.88% and 66.67% owned as of December 31, 2024 and December 31, 2023, respectively, the minority interests are reflected in the consolidated financial statements as non-controlling interests (“NCI”).

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

These transactions were accounted for under the guidance of ASC 810- Consolidations by recording a change in the non-controlling interest of $1,343 thousand, which represents the increase in the Company’s share of the carrying value of Unicorns net assets. The $2,083 thousand excess of carrying value of Unicorns net assets over the fair value of the unicoin rights paid in consideration was recorded to Additional Paid-In-Capital during the year ended December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of December 31, 2024 and 2023, the Company had $2,059 thousand and $5,657 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

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

As more fully discussed in the Revenue Recognition section below, accounts receivable for Unicorns generally consists of commitments from companies that have appeared on the Unicorn Hunters show, to issue stock options, warrants or shares to the Company. These options or warrants typically have a term of five to ten years and are recorded at their estimated fair values. Unicorns invoices customers when an episode is distributed for broadcast or streaming. Receipt of the option or warrant certificates is handled on a case-by-case basis in accordance with each customer agreement. Unicorns receivables are classified as current because the underlying option or warrant certificates are expected to be received within one year of release or distribution of each related episode.

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

During 2020, ITSQuest entered an account receivable financing arrangement with a financial institution (“Factor”). Pursuant to the terms of the arrangement, the Company sells amounts of its accounts receivable balances to the Factor as absolute owner with full recourse against ITSQuest. In accordance with ASC 860, Transfers and Servicing (“ASC 860”), we concluded that the transaction with the Factor represents a transfer of financial assets in which the Company retains effective control over the transferred receivables. As such it was determined that the transfer of financial asset should be recorded as a secured borrowing. Furthermore, the Company shall continue to report the transferred financial asset in its consolidated balance sheets with no change in the assets’ measurement. Accordingly, the Company records the receivable on its Consolidated Balance Sheets and records a liability for the amount received from the Factor towards factored receivables in a manner similar to secured borrowing with pledge of collateral. The Factor remits 95% of the account receivable balance to the Company and retains 5% factoring fee for the invoices factored. As of December 31, 2024 and 2023, the Company recorded a liability of $84 thousand and $312 thousand, respectively, towards the Factor which is included in other current liabilities on the Company’s consolidated balance sheets. The cost of factoring is included as a component of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, the Company incurred $35 thousand and $71 thousand in factoring fee expense, respectively.

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

During the years ended December 31, 2024 and 2023, the Company incurred bad debt expense of $9 thousand and $64 thousand, respectively.

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

As discussed in Note 4, as of December 31, 2023, the Company had non-cash receivables consisting of options and warrants to purchase common stock in privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. As of December 31, 2024 all related option and warrant certificates have been received and these accounts receivable have been reclassified to investments in privately-held companies in the Company’s consolidated balance sheet.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. Depreciation expense for the years ended December 31, 2024 and 2023, amounted to $11 thousand and $11 thousand, respectively.

Digital Assets

The Company has accepted digital assets including Bitcoin (BTC), Ether (ETH), Litecoin (LTC), USD Coin (USDC), Bitcoin Cash (BCH), Tether (USDT) and Wrapped Ethereum (WETH) as consideration from certain investors in exchange for equity, debt or unicoin rights issued by the Company. The Company records the initial cost basis at their original purchase prices or at their then-current quoted market prices (e.g., when received in an exchange rather than purchase transaction) and presents all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, except USDC (refer to Note 3 – Fair Value Measurement, for details of accounting policy regarding USDC). Fair value of the Company’s digital assets is determined in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). The Company has ownership and control of its digital assets and utilizes INX and/or Coinbase, third-party custodians, to secure its holdings and facilitate transactions.

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

The Company tests goodwill impairment under ASC 350 at least annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e., before aggregation or combination), or one level below an operating segment (i.e., a component). There was no impairment of goodwill during the years ended December 31, 2024 and 2023.

The Company tests finite-lived intangible assets and other long-lived assets under ASC 360 whenever impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other relevant factors. Impairment of long-lived assets is evaluated at the asset-group level. An asset group is defined as the lowest level of identifiable cash flows that are largely independent of the cash flows of other groups of assets or liabilities. There was no impairment of finite-lived intangible assets or other long-lived assets during the years ended December 31, 2024 and 2023.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives, as defined by ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, derivative financial instruments that are accounted for as liabilities are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the accompanying consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheets date. The Company did not have any significant derivative instruments during the years ended December 31, 2024 or 2023.

Common Stock Warrants

The Company has issued common stock warrants to individuals who provided referrals to accredited investors that resulted in sales of common stock in connection with the Company’s various funding rounds. Warrants issued by the Company are evaluated as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own equity and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2024 and December 31, 2023, all of the Company’s outstanding warrants were classified as equity in accordance with ASC 815-40.

Leases

The Company accounts for leases in accordance with ASC 842. ASC 842 generally requires an entity to recognize on its balance sheet operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets, as well as to recognize the associated operating lease expenses in its consolidated statements of operations. The Company policy is to not capitalize leases with a term of 12 months or less on its consolidated balance sheets.

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

The Company primarily derives its revenues from three revenue streams:

1.	Subscription Revenue (Software-as-a-Service or “SaaS”) – which is comprised of fees from customers accessing the Company’s all-in-one cloud-based solution to manage remote workers (“software platform”).

2.	Staffing Revenue (Talent-as-a-Service or “TaaS”) – whereby enterprise customers are connected to individuals who are able to assist them in projects.

3.	Unicorns Revenue – which generally represents the fair value of private company stock options or warrants, committed to be granted to the Company, as consideration for the right to present and promote those private companies on the Unicorn Hunters show.

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is a right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of December 31, 2024 and 2023 no such reserves were recorded.

The Company’s customers include government institutions, a Fortune 500 Company, and small businesses. At contract inception, the Company assesses the product offerings in its contracts to identify performance obligation(s) that are distinct. A performance obligation is distinct when the customer can benefit from it on its own or together with other resources that are readily available and when it is separately identifiable from other items in the contract. Historically, costs to obtain a contract have not been significant.

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

The Company typically invoices its customers at the end of each month in cases where the contracts involve billing based on fixed hourly rates and/or once a milestone is reached. An over-time method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period when fixed hourly rate billing is involved. For time-and-materials contracts, revenue from contracts with customers is recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s remote workers in such cases. For milestone-based contracts, revenue is recognized when the milestones are achieved. Revenue is recognized once a milestone is reached for an amount of the transaction price that is proportional to the total milestones in the contract. Milestones reached represent work performed and thereby best depicts the transfer of control to the customer. For Unicorns’ contracts, the promise to the customer is fulfilled and revenue is recognized for the entire transaction price when an episode is distributed on the Unicorn Hunters website.

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

The Company had deferred revenue of $4 thousand and $5 thousand as of December 31, 2024 and December 2023, respectively. The amount of revenue recognized in fiscal 2024 and 2023 that was included in deferred revenue at the beginning of the periods was $5 thousand and $19 thousand, respectively.

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

Cost of Revenue

For the SaaS and TaaS segments, cost of revenue includes salaries, and personnel compensation costs, associated with the Company’s website hosting and other costs including providing technical support, materials, and supplies. For Unicorns, cost of revenue includes salaries and personnel compensation costs as noted for SaaS and TaaS but also includes third party costs for production team, celebrity hosts and travel. The Company evaluates if Unicorn Hunters show production costs are expected to be recovered. Costs are capitalized if expected to be recovered and otherwise are expensed as incurred. Any capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. No production costs were capitalized during the years ended December 31, 2024 or 2023 because of uncertainty about recovery of such costs during the Company’s early stages.

General and Administrative Expense

General and administrative costs primarily consist of compensation, employee benefits, and stock-based compensation related to executive management, finance, administration and human resources, facility costs, professional service fees, and other general overhead costs.

Sales and Marketing Expense

Sales and marketing costs principally consist of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel. Sales, marketing and advertising costs are expensed as incurred. During the years ended December 31, 2024 and 2023, the Company incurred marketing/advertising expenses of $11,486 thousand and $5,100 thousand, respectively, of which $8,708 thousand and $3,702 thousand were paid for by exchanging unicoin rights with such fair value. Sales and marketing expense includes costs associated with promoting the Unicorn Hunters show.

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

Net Loss per Share

Net loss per common share is computed pursuant to ASC 260-10, Earnings Per Share (“ASC 260”). Basic net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding. For each of the years ended December 31, 2024 and 2023, the Company had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation because the effect would have been anti-dilutive.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of December 31, 2024 and 2023, the Company had $2,059 thousand and $5,657 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

In addition, as discussed in Note 4, as of December 31, 2023 the Company had non-cash receivables consisting of options and warrants to purchase common stock in small privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. As of December 31, 2024 all related option and warrant certificates have been received and these accounts receivable have been reclassified to investments in privately-held companies in the Company’s consolidated balance sheets.

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

The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

Schedule of revenues from customers

	Revenues as a % of Total Revenues
	Year Ended December 31,
Customer Reference	2024	2023
Customer A	28%	15%
Customer B	12%	-	*

*	Revenue from this customer did not amount to 10% or more of total revenues during the period reported.

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	December 31, 2024	December 31, 2023
Customer A	32%	-	*
Customer B	18%	16%
Customer C	13%	-	*
Customer D	- *	39%

*	Accounts Receivable from this customer did not amount to 10% or more of Accounts Receivable as of the period reported.

Effective on December 31, 2024, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2025 (i.e., by an additional twelve months). The trigger event provides that the Company would divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the original and amended SEA upon any of the following two scenarios:

-	if the Company does not engage in a public offering of its securities at a price of at least $10.00 per share by December 31, 2025; or,

-	if the Company’s proposed tokens are not tokenized and listed on an available Alternative Trading System (“ATS”) or cryptocurrency exchange (whichever is applicable), with a quoted price of at least $1.00 per token by December 31, 2025.

As consideration for this extension, the sellers of ITSQuest received 2 million unicoin rights. Because the measurement period for the ITSQuest acquisition ended, at the latest, on November 30, 2021, the impact of the Amended SEA was not considered as an adjustment to the original purchase price allocation. The Company recorded a unicoin rights financing obligation of $790 thousand associated with the amendment or settlement of the terms of the original contingent divestiture provision. This amount represents the fair value of the 2 million unicoin rights issued to the sellers of ITSQuest and is reflected as cost of contract amendment as operating expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

As of the date of filing of this Annual Report on Form 10-K, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture if ITSQuest. However, if the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,213 thousand, revenues of $17,928 thousand, and generated gross margins of $3,598 thousand as of and for the year ended December 31, 2024, respectively.

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

Since the inception of Unicorn Hunters, the Company has recognized revenue in connection with seven Unicorn Hunters agreements. The total revenue amount related to these agreements was $10,130 thousand to-date. As of December 31, 2024 and 2023, Unicorn Hunters non-cash receivables were $0 and 1,510 thousand, respectively and represented 0% and 39% of total receivables, respectively. In addition, these receivables represented 0% and 5% of total assets as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, the Company had an allowance for doubtful accounts balance of $5 thousand and $5 thousand, respectively. For the year ended December 31, 2024 and 2023, the Company recorded bad debt expense of $9 thousand and $64 thousand, respectively. These amounts were related to trade receivables payable in cash.

Effect of Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280), which will require public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue generating reportable business segments. In addition, the ASU requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker, an amount for other segment items by reportable business segment, including a description of its composition, and the primary measures of a business segment’s profit or loss in assessing segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company implemented the updated guidance as of December 31, 2024, which resulted in the incorporation of new segment disclosures, as noted in Note 16 - Segment Information. Also, the implementation of ASU 2023-07, did not have an impact on other disclosures to the consolidated financial statements.

Recently Issued Not Yet Adopted Accounting Pronouncements

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280), which will require public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue generating reportable business segments. In addition, the ASU requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker, an amount for other segment items by reportable business segment, including a description of its composition, and the primary measures of a business segment’s profit or loss in assessing segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company implemented the updated guidance as of December 31, 2024, which resulted in revising the segments disclosures presented in Note 16 - Segment Information. Also, the implementation of ASU 2023-07, did not have an impact on other disclosures to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which seeks to provide financial statement users with more decision-useful information about the underlying economics of crypto assets, and a reporting entity’s financial position. The amendment requires an entity to present crypto assets at fair value on the consolidated balance sheet, present these assets separate from other intangible assets, and record changes from remeasurements of crypto assets separately from changes in carrying amounts from other intangible assets on the income statement. The amendment also requires entities to disclose by crypto asset the name, fair value, cost basis, and number of units, as well as changes crypto holdings over the periods presented. Although early adoption is permitted, the new guidance becomes effective on January 1, 2025, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

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

The Company has revised its Intangible Assets and Financial Assets accounting policies to account for USD Coin (“USDC”) as a financial asset. As a result, USDC will be measured at fair value in future periods with changes in fair value reported in earnings as they occur. The Company previously reported USDC within Intangible assets, net, and has reclassified USDC to prepaid expenses and other current assets beginning in the third quarter of 2023. The Company’s USDC balance as of December 31, 2024 and 2023 amounted to $44 thousand (included within the prepaid and other current assets line item of the consolidated balance sheets) and $0 thousand respectively. Management assessed the balance of USDC in historical periods, noting the change has an immaterial impact on previously reported amounts.

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of December 31, 2024

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$1,875,633	$1,875,633	$-	$-	$1,875,633

As of December 31, 2023

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$5,299,530	$5,299,530	$-	$-	$5,299,530

The obligation to settle the Company’s unicoin rights liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. The embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoins are launched or probable of launch.

Assets Measured at Fair Value on a Non-Recurring Basis

Unicorns accounts receivable generally consist of commitments to issue stock options or warrants from customers which appear on the Unicorn Hunters show. This non-cash consideration is recognized in accounts receivable at the estimated fair values at or near the dates of contract inception using Level 3 inputs. The fair value of these commitments, as well as the options or warrants of private companies, held upon settlement of such receivables, as measured using Level 3 inputs, may fluctuate as discussed in the Company’s accounting policy for private company investments, which is included in Note 2. Certain other items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

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

During the year ended December 31, 2024, we identified an indicator of impairment for one of the private companies in which we hold an investment and recognized an impairment charge for the full carrying value of $1,973 thousand. The impairment charge was recorded within Other income (expense), net in our consolidated statements of operations and comprehensive loss. As of December 31, 2024, no other impairment or bad debt expense had been recorded on any of the other long-term investments in private companies or non-cash receivables.

During the year ended December 31, 2024, the Company received option or warrant certificate from one Unicorn Hunters customer with an aggregate carrying value, and estimated fair value, of $1,510 thousand. As of December 31, 2024, the Company has no outstanding non-cash receivables. During the year ended December 31, 2023, the Company received option or warrant certificates from five customers with an aggregate carrying value, and estimated fair value, of $8,627 thousand. Upon receipt the Company reclassified the amounts from Unicorn Hunters non-cash receivables to Investments in privately held companies.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS

Goodwill and Acquisition-Related Intangible Assets

As of both December 31, 2024 and 2023, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill during the year ended December 31, 2024 and 2023. The Company’s goodwill was not tax deductible for income tax purposes.

Acquisition-related intangible assets consisted of the following at December 31, 2024 and 2023:

		December 31, 2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$819,661	$2,191,339
Trade Names	5 years	770,000	628,833	141,167
		$3,781,000	$1,448,494	$2,332,506

		December 31, 2023
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$618,926	$2,392,074
Trade Names	5 years	770,000	474,835	295,165
		$3,781,000	$1,093,761	$2,687,239

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

Amortization expense related to intangible assets was $355 thousand for the years ended December 31, 2024 and 2023. As of December 31, 2024, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2025	$341,900
2026	200,733
2027	200,733
2028	200,733
2029	200,733
Thereafter	1,187,674
Total	$2,332,506

During the fourth quarters of the years ended December 31, 2024 and 2023, the Company performed qualitative assessments of goodwill and intangible assets to determine if the carrying values of these assets exceeded their fair values noting there were no indicators of impairment for goodwill or intangible assets.

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

During the years ended December 31, 2024 and 2023, the Company received digital assets as consideration from investors for the purchases of unicoin rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Litecoin (LTC), Tether (USDT) and Wrapped Ethereum (WETH). Unicoin rights are more fully discussed in Note 7. The Company utilized $358 thousand and $385 thousand of its digital asset holdings for vendor payments during the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded $15 thousand and $1 thousand, respectively, of impairment losses on such digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2024, there were no sales of digital assets thus no realized gains or losses were recorded.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings as of and for the year ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Bitcoin (BTC)	$78,399	$4
Ethereum (ETH)	7,254	958
Wrapped Ethereum (WETH)	-	292
Total	$85,653	$1,254

Year Ended December 31, 2024	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Tether	[USD Coin]	WETH	Total
Beginning balance	$4	$-	$958	$-	$-	$-	$292	$1,254
Received as consideration in sales of unicoin rights	(4,094)	-	18,680	-	1,965	213,397	-	229,948
Vendors payments	(28,337)	-	-	-	-	(329,933)	-	(358,270)
Received as consideration in sales of common stock	-	-	-	-	-	94,204	-	94,204
Proceeds from disposal of digital assets	103,445	-	-	-	-	226,411	-	329,856
Impairments	(8,968)	-	(6,208)	-	-	-	-	(15,176)
Write-off	(1,051)	-	(6,168)	-	(1,965)	(158,906)	(292)	(168,382)
Fees and other	17,399	-	(7)	-	-	(45,173)	-	(27,781)
Ending balance	$78,398	$-	$7,255	$-	$-	$-	$-	$85,653

Year Ended December 31, 2023	Bitcoin	Bitcoin Cash	Ethereum	Litecoin	Tether	[USD Coin]	WETH	Total
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Received as consideration in sales of unicoin rights	106,629	1,200	44,738	8,172	226,094	-	3,438	390,271
Vendors payments	(104,375)	(1,200)	(43,055)	(8,127)	(225,660)	-	(3,000)	(385,417)
Impairments	(811)	-	(478)	-	-	-	(146)	(1,435)
Fees and other	(1,439)	-	(247)	(45)	(434)	-	-	(2,165)
Ending balance	$4	$-	$958	$-	$-	$-	$292	$1,254

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $86 thousand and $1 thousand as of December 31, 2024 and 2023, respectively.

NOTE 6 – DEBT

As of December 31, 2024 and 2023 the Company held short-term debt of $100 thousand and $309 thousand, respectively. The Company did not hold any long-term debt as of December 31, 2024 or 2023. The Unsecured Notes bear interest at a rate of 20.0% per annum, payable, at maturity, and mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted.

The Unsecured Notes generally rank pari-passu relative to other unsecured obligations. As of December 31, 2024, $100 thousand of Unsecured Notes were outstanding and all are due and payable during the year ended December 31, 2025 to the extent holders do not elect to extend one additional year.

Interest expense on Unsecured Notes of $39 thousand and $133 thousand was incurred during the years ended December 31, 2024 and 2023, respectively, and was recorded as accrued expenses in the consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the Unsecured Notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the Unsecured Notes as of December 31, 2024 approximates their carrying amounts. Substantially all of the Unsecured Notes are due and payable during the year ended December 31, 2024 to the extent holders do not elect to extend one additional year.

NOTE 7 – UNICOIN RIGHTS FINANCING OBLIGATION

As of December 31, 2024 and through the filing date of this Annual Report on Form 10-K, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

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

To date, the Company has issued 5,104,207,173 unicoin rights (excluding those unicoin rights the Company has committed but not issued pursuant to the five-year deferred payment program and the ten-year prepaid plan). There are currently 75,911 total holders of unicoin rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins, and 5,907 purchasers worldwide. Of these, 1,791 are US Citizen investors (30.32% of purchasers), and 4116 (4.46% of holders) are non-US citizens or were not verified (69.68%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given unicoin rights for free, and thus were not sold unicoin rights.

As of December 31, 2024 and 2023, the Company has issued rights to acquire 7.1 billion and 6.2 billion unicoins, respectively. As of December 31, 2024 and 2023 the outstanding financing obligation related to unicoin rights was $109,911 thousand and $84,674 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to launch the unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the unicoin rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the years ended December 31, 2024 and 2023, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $12,444 thousand and $14,218 thousand, respectively.

The following table summarizes the components of the unicoin rights financing obligation recorded on the Company’s consolidated balance sheet as of December 31, 2024 and 2023:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of Unicoin		December 31, 2024			December 31, 2023
Right Holder	Form of Consideration	Units		Amount	Units		Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,850,019,968		$43,551,938	1,763,813,346		$38,198,488
Unicoin Inc. Shareholders	Non-Cash Dividends	727,725,875		72,773	727,594,375		72,772
Employee, Contractors, Directors	Discretionary Compensation	521,771,178		52,177	340,112,801		34,012
Service Providers, Influencers and Employees	Services and Employee Labor	273,733,579		37,048,661	243,287,273		25,603,663
Subtotal		3,373,250,600		$80,725,549	3,074,807,795		$63,908,935
ITSQuest Contingent Divestiture Amendment	Contract Amendment	22,000,000		$2,570,000	20,000,000		$1,780,000
Five-Year Deferred Payment Plan	Cash	3,260,484,068	*	22,963,296	3,101,478,719	*	17,047,143
Ten-Year Prepaid Plan	Cash	8,337,046	*	2,206,998	8,175,047	*	1,937,944
Asset Swap and related commission	Land	464,896,751		1,444,938
Total		7,128,968,465		$109,910,781	6,204,461,561		$84,674,022

*	Unicoin rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.

Sales to Investors

As of December 31, 2024 and 2023, the unicoin rights financing obligation associated with sales to Investors amounted to $43,552 thousand and $38,198 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of unicoin rights have a reasonable right to either 1) receive the number of unicoins specified in their unicoin rights agreement upon the future launch of the unicoin or 2) a refund of the amount invested in anticipation of the future and launch of unicoins. Therefore, all amounts received from sales to Investors have been recorded as a unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of unicoin rights, prior to finalizing any plan to market and sell rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such rights. As a result, the Company has ascribed a de minimis value to all unicoin rights issued to shareholders on February 10, 2022. As of December 31, 2024 and 2023, the unicoin rights financing obligation associated non-cash dividend of unicoin rights amounted to $73 thousand, respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the unicoin rights agreement, on a per unicoin right basis, the amount that holders would be entitled to if the unicoin is not ultimately launched is de minimis in relation to the actual fair value per unicoin right. As of December 31, 2024 and 2023, the unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $34 thousand, respectively.

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

Similar to investors, service providers exchanged a specified, negotiated value relating to services provided to the Company in exchange for unicoin rights and have the right to receive either 1) the negotiated number of unicoins upon launch, or 2) payment of cash equivalent to the value of services provided. In addition, from time to time the Company engages Influencers to promote unicoins and/or the Unicorn Hunters show in exchange for unicoin rights. The form of Influencer engagement may include promoting Unicoin in a social media post, making brief reference in a speech, posting about Unicoin on a website or any other media form.

These contracts do not specify the value of services rendered by the Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of December 31, 2024 and 2023, the unicoin rights financing obligation associated with unicoin rights issued to service providers, influencers and employees amounted to $37,049 thousand and $25,604 thousand, respectively.

Five-Year Deferred Payment Plan

In August 2022 the Company began offering a five-year deferred payment plan (the “deferred payment plan”) to investors in its ongoing unicoin rights offering. The deferred payment plan permits investors to purchase unicoin rights immediately and pay for such unicoin rights in five equal annual installments, with the first installment due one year after the date of purchase. Purchases through the deferred payment plan requires that investors provide collateral to the Company having a value of at least 20% of the total purchase price of the purchased unicoin rights. Collateral can be in the form of Company common stock owned by the investor, unicoin rights already owned by the investor, cash, digital assets or other assets with a demonstrable value, at the Company’s discretion, if such assets can be transferred to the Company or a valid lien on such assets can be secured. Pursuant to the terms of the installment payment plan, both the pledged collateral and the unicoin rights being purchased under the installment plan will be forfeited to the Company if the investor fails to make any of the five annual installment payments.

The following table summarizes the pledged collateral pursuant to the deferred payment plan as of December 31, 2024 and 2023:

	Estimated Fair Value of Collateral Submitted
Form of Collateral Received	December 31, 2024	December 31, 2023
Cash	$716,406	$870,715
Digital Assets	97,996	127,840
Non-Unicoin Inc. Stock	1,769,980	1,771,180
Unicoin Inc. Shares of Common Stock	3,410,556	4,457,432
Unicoin rights	30,970,832	17,135,029
Real Estate	15,586,914	13,129,514
Total	$52,552,684	$37,491,710

The fair value of the collateral received by Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non-Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin rights – Based on fair value of unicoin rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate – Based on third-party appraisal as of or near the balance sheet date for the reporting period.

Ten-Year Prepaid Plan

In November 2022 the Company began offering a ten-year prepaid plan (the “prepaid plan”) to investors in its ongoing unicoin rights offering. Under the prepaid plan, the investor remits a cash or digital asset deposit (the “principal”) for a period of up to ten years. After the first year (the “maturity date”), the investor can either withdraw the principal or apply it towards the purchase of unicoins at 20 cents per unit. Amounts recorded within the unicoin rights financing obligation were as follows:

	December 31, 2024	December 31, 2023
Cash Receipts	$1,897,000	$1,788,208
Accrued Interest	309,998	148,936
Unicoin rights financing obligation, Ten-Year Prepaid Plan	$2,206,998	$1,937,144

After five years following the deposit (the “interest vesting date”), a portion of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of Unicoins. The remaining proceeds did not include a contractual interest rate. Proceeds subject to contractual interest are as follows:

	December 31, 2024	December 31, 2023
Proceeds subject to interest	$1,629,500	$1,649,708
Exempt from contractual interest	267,500	138,500
Total	$1,897,000	$1,788,208

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

ITSQuest Contingent Divestiture Amendment

Effective on December 31, 2024, the Company and the sellers of ITSQuest amended the SEA (the “Amended SEA”) to delay the date of the trigger event to December 31, 2025 (i.e., by an additional twelve months). The trigger event provides that the Company would divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the original and amended SEA upon any of the following two scenarios:

-	if the Company does not engage in a public offering of its securities at a price of at least $10.00 per share by December 31, 2025; or,

-	if the Company’s proposed tokens are not tokenized and listed on an available Alternative Trading System (“ATS”) or cryptocurrency exchange (whichever is applicable), with a quoted price of at least $1.00 per token by December 31, 2025.

As consideration for this extension, the sellers of ITSQuest received 2 million unicoin rights. Because the measurement period for the ITSQuest acquisition ended, at the latest, on November 30, 2021, the impact of the Amended SEA was not considered as an adjustment to the original purchase price allocation. The Company recorded a unicoin rights financing obligation of $790 thousand associated with the amendment or settlement of the terms of the original contingent divestiture provision. This amount represents the fair value of the 2 million unicoin rights issued to the sellers of ITSQuest and is reflected as cost of contract amendment as operating expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

Asset Swap Agreement and Related Commission

The Company records assets on the consolidated balance sheets for the fair value (as determined by a third-party specialist) of land and mining rights received in exchange of unicoin rights. The Company recorded investments in land and mining rights assets, and the respective unicoin rights financing obligation from asset swap agreements as of December 31, 2024, as follows:

Investment in Land/Unicoin Right Financing Obligation
Eco Club, Venezuela	$623,749
Vacant Land, California City	5,500
7R-Ranch, Texas	54,730
Investments in land	683,979
Mining rights asset	580,000
Commissions for asset swap agreements paid with unicoin rights	180,959
Unicoin rights financing obligation from asset swap agreements	$1,444,938

The following items include descriptions of the assets included in the table above:

-	Eco Club, Venezuela - On October 9, 2023, the Company entered into an asset swap agreement with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 unicoin rights in exchange for real estate assets consisting of 175,265 square meters of land, located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela. In March 2024, the Company completed its due diligence, released 1,746,497 unicoin rights and received the title for the real estate assets.

-	Vacant Land, California City - On February 9, 2024, the Company entered into an asset swap agreement with Vessa Jenine Rinehart-Phillips, a U.S. Citizen, wherein the Company agreed to provide a total of 747,600 unicoin rights in exchange for real estate assets consisting of vacant land city of California City.

-	Mining rights, Argentina - On August 7, 2023, Unicoin entered into an asset swap agreement with Electroquimica del Neuquen S.A., an Argentine corporation (the “Argentina Seller”), pursuant to which the Argentina seller acquired rights to obtain 420,000,000 unicoin rights from the Company in exchange for the disposition of certain real estate assets described in the asset swap agreement (the “Argentina Real Estate Assets”) of the Argentina seller to the Company (the “Argentina Transaction”).

On December 20, 2023, a deed of assignment (the “Deed”) of rights to explore for copper deposits in the Argentina Real Estate Assets was signed by the Argentina Seller and the Company. According to Argentine law, the Deed is required to be filed with and approved by the State Government, Mining Registry (Provice of Neuquen), for the transfer to be effective. Pursuant to the terms of the Deed, the Argentina Seller was required to register the transfer of ownership of the Argentina Real Estate Assets to the Company with the local mining registry within 10 business days of the execution of the Deed, and as of February 23, 2024, did not do so. On July 23, 2024, the Company formally registered with the Province of Neuquen the transfer of the exploration rights to the Company. Therefore, the Company deems this transaction as executed on July 23, 2024. Because of the contingencies regarding the registration and the fact that management had not become the owner of record until July 23, 2024, management had not previously recorded this transaction on the Company’s consolidated balance sheet.

-	7R-Ranch - Texas - In 2024, Unicoin entered into an asset swap agreement with Randal P. Shaffer, a citizen from United States, pursuant to which the Randal Investor acquired rights to obtain 153,244 unicoin rights from the Company in exchange for the disposition of certain real estate assets described in the asset swap agreement of the Randal Investor to the Company.

Unicoin Rights Issued to Related Parties

The unicoin rights issuances discussed above include a total of 1,191 million unicoin rights, and the respective unicoin rights financing obligation of $4,337 thousand, which represent the cumulative amounts issued to related parties during the year ended December 31, 2024 and 2023. The composition of these is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		December 31, 2024		December 31, 2023
Nature / Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	51,006,000	$16,200	3,000,000	$30,000
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	548,526,464	54,852	542,425,284	54,242
Discretionary Awards	Officers, Directors & their Families	126,339,548	14,314	89,329,000	8,933
Consideration for Services	Officers, Directors & their Families	13,523,333	1,681,697	70,895,600	12,723,470
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	22,000,000	2,570,000	20,000,000	1,780,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	429,333,400	-	251,666,500	17,500
Total		1,190,728,745	$4,337,063	977,316,384	$14,614,145

Other Matters

As of December 31, 2024 and 2023, the Company had $35 thousand and $249 thousand, respectively, of cash deposits pursuant to completion of the due diligence process required before issuance of unicoin right certificates. This amount is included in other current liabilities on the consolidated balance sheet and in proceeds from sales of unicoin rights on the consolidated statements of cash flows.

Transaction Loss on Repurchase of Unicoin Rights

During the years ended December 31, 2024 and 2023, the Company recorded a transaction loss on repurchase of unicoin rights amounting to $6,941 thousand (of which $6,695 thousand were non-cash) and $13,966 thousand, respectively.

-	During the years ended December 31, 2024 and 2023, the transaction loss included $6,842 thousand and $13,966 thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration. This component of the transaction loss results from differences between the fair value of the unicoin rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such unicoin rights.

-	During the years ended December 31, 2024 and 2023, the transaction loss included $99 thousand and $0 thousand, respectively, from repurchased unicoin rights from investors. This component of the transaction loss represented the excess of cash proceeds over the unicoin rights financing obligation that was previously recorded when the investor initially acquired the unicoin rights.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 781,065,752 and 773,232,422 shares of common stock issued and 739,614,045 and 732,320,282 outstanding, net of treasury stock, as of December 31, 2024 and 2023, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the year ended December 31, 2024, the Company raised $3,651 (of which $3,557 was raised in cash) thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	5,273,029	$0.40	$2,109,212
Round 7	1,541,965	1.00	1,541,965
Total stock issued	6,814,994		$3,651,177

During the year ended December 31, 2023, the Company raised $42 thousand in cash via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 4a & 4b	8,000	$2.06	$16,500
Round 5*	6,979	3.58	25,000
Total stock issued	14,979		$41,500

*	In the year ended December 31, 2023, the Company issued 34 shares as part of Round 5 to correct a previously issued stock certificate. No additional proceeds were collected as part of the correction.

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

Repurchases of Common Stock

During the year ended December 31, 2024 and 2023, the Company repurchased 539,567 common stock shares and 1,401,493 common stock shares in exchange for consideration of $194 thousand and $491 thousand, respectively, which were recorded as treasury stock.

Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

NOTE 9 – STOCK-BASED COMPENSATION

The following table summarizes the source and classification of the Company’s stock-based compensation expense:

Source of Stock-Based Compensation Expense	Classification in the Consolidated Statements of Operations	2024	2023
Unicorns common stock awards	Cost of revenues	$100,000	$-
Restricted stock units	General and administrative	53,483	127,674
Stock-options	Not applicable	-	-
Total Stock-based compensation		$153,483	$127,674

Unicorns Common Stock Awards

On March 14, 2021, Unicorns, a majority-owned subsidiary of the Company, granted Unicorns Common Stock Awards to the executive producers of the Unicorn Hunters TV show. These awards have a grant-date fair value equal to the fair market value of the underlying Unicorns stock on the grant date less present value of expected dividends. During the year ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense within the Cost of Revenues line item of $100 thousand and $0, respectively, in relation to the vesting of five million Unicorns Common Stock Awards. As of December 31, 2024, five million Unicorns Common Stock Awards remain outstanding and not vested. The total grant-date fair value of the outstanding Unicorns Common Stock Awards amount to $100 thousand, for which no stock-based compensation expense has been recorded as the Company has assessed that is not probable the performance condition is going to be achieved.

Restricted Stock Units Classified as Equity

The following table summarizes information about RSUs as of and for the years ended December 31, 2024 and 2023:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2023	369,571	$0.73
Vested	(279,028)
Forfeited	(5,681)
Ending balance - December 31, 2023	84,862	$0.73

Beginning balance - January 1, 2024	84,862
Vested	(78,336)
Forfeited	-
Ending balance - December 31, 2024	6,526	$0.73

The Company recorded $53 thousand and $128 thousand of stock-based compensation expense relating to equity classified RSU’s during the years ended December 31, 2024 and 2023, respectively.

Stock Options

The following is a summary of stock option activity and related information for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2023	55,535,881	$0.031		6.61	$20,271,659
Granted	-	-
Exercised	-	-			-
Ending balance December 31, 2023	55,535,881	$0.031		5.61	$18,619,327
Vested and exercisable as of December 31, 2023	55,535,881	$0.031		5.61	$18,619,327

Beginning balance January 1, 2024	55,535,881	$0.031		5.61	$18,619,327
Granted	-	-
Exercised	(430,000)	-
Adjustments	5,000	-
Ending balance December 31, 2024	55,110,881	$0.031		4.61	$14,639,230
Vested and exercisable as of December 31, 2024	55,110,881	$0.031		4.61	$14,639,230

As of December 31, 2024 and 2023, there was no unrecognized stock-based compensation for stock options because all outstanding shares were fully vested. For the years ended December 31, 2024, and 2023, there was no stock-based compensation for stock options.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common stock shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of December 31, 2024 and 2023 all warrants were classified as equity with a weighted average grant date fair value of $0.01.

The following table summarizes information about the warrants as of and for the years ended December 31, 2024 and 2023:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2023	10,310,000	$0.01
Granted	-
Exercises	-
Forfeited	-
Ending balance - December 31, 2023	10,310,000	$0.01

Beginning balance - January 1, 2024	10,310,000
Granted	-
Exercises	(510,000)	$0.01
Forfeited	-
Ending balance - December 31, 2023	9,800,000	$0.01

NOTE 11 – LEASES

As discussed in Note 2, the Company adopted ASC 842 effective January 1, 2022 and applied a modified retrospective transition approach. The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of December 31, 2024, the remaining lease term of the Company’s operating leases ranges from less than one year to five years.

The components of operating lease expense are as follows:

	Year Ended December 31,
	2024	2023
Operating lease expense	$194,188	$161,268
Short-term lease expense	214,246	166,034
Total operating lease expense	$408,434	$327,302

As discussed in Note 2, the Company elected to exclude leases with a term of 12 months or less from its consolidated balance sheets. For the year ended December 31, 2024, the Company recorded operating lease expense of $214 thousand for those short-term leases.

Supplemental balance sheet information related to operating leases was as follow:

	As of December 31,
	2024	2023
Operating leases
Assets:
Operating lease right-of-use assets	$177,685	$313,656
Liabilities:
Current portion of operating lease liabilities	$121,335	$159,679
Operating lease liabilities, noncurrent	61,098	160,470
Total operating lease liabilities	$182,433	$320,149
Other information:
Weighted-average remaining lease term (in years)	1.8	1.8
Weighted-average discount rate %	10.00%	10.00%

As of December 31, 2024, maturities of operating lease liabilities were as follows:

Amount
2025	$133,475
2026	43,655
2027	12,578
2028	10,915
Future operating lease payments	200,623
Imputed interest	(18,190)
Total operating lease liabilities	$182,433

The Company did not have any finance leases during the years ended December 31, 2024 or 2023.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its consolidated financial statements.

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

As more fully discussed in Note 7, the acquisition of ITSQuest included a contingent divestiture clause where if certain trigger events are not achieved by December 31, 2025, ITSQuest would divest back to its founders. If the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,213 thousand, revenues of $17,928 thousand, and generated gross margins of $3,598 thousand as of and for the year ended December 31, 2024, respectively.

Asset Swap Agreements

As of December 31, 2024, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been launched yet, management can’t yet ascertain control over the assets included in such asset swap agreements. Accordingly, management has not recorded these transactions in the consolidated balance sheet. The following represents summaries of each transaction:

-	In February 2024, the Company acquired vacant farmland in Puerto Carreño Guacamayas, Colombia, having an appraised value of approximately $1,300,000. Final transfer of title for such land is contingent upon tokenization and release of unicoins to the seller within twelve months of the closing date, and therefore if such condition is not met, the transaction may be terminated. The agreement includes a project failure clause in which if the unicoin is not tokenized, the agreement would be deemed as terminated. Upon the agreement termination, the asset and the unicoin rights would go back to the seller and purchaser, respectively. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

-	On July 29, 2024, the Company entered into an asset swap agreement (as amended) with Grupo Spira S.A.S., a company organized under the laws of Colombia, pursuant to which the seller agreed to transfer 100% ownership of certain real estate assets to the Company in exchange for rights to receive 4,340,000 unicoin tokens. Pursuant to the terms of the asset swap agreement, the seller is required to transfer the asset by deed. While due diligence has been completed, the transfer of title has not yet occurred. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

-	On June 26, 2024, the Company entered into an asset swap agreement (as amended) with Victor Raul Montenegro Criado, an individual citizen of Peru, and Villa Paradiso S.A.C., a company organized under the laws of Peru, pursuant to which the sellers agreed to transfer 100% of the ownership interest in Buona Vista – Casas Club & Resort S.A.C., a Peruvian entity that owns certain real estate assets, to the Company, in exchange for rights to receive 61,795,216 unicoin tokens. Pursuant to the terms of the asset swap agreement (as amended), consideration is payable in three tranches based on the achievement of specified construction milestones related to the real estate assets. The ICO was originally scheduled for September 30, 2024, and was subsequently extended to March 30, 2025. The parties are currently negotiating a second amendment intended to revive and amend the original agreement, and extend the ICO deadline. As of the date of this report, the transaction has not yet closed; title to the assets has not transferred, and no unicoin rights have been issued in connection with the transaction. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

-	On January 24, 2024, the Company executed two asset swap agreements (as amended) to acquire the beneficial interest in two entities that each own specified parcels of land in the Bahamas—namely, Long Island Investments Ltd. and Newport Harbour Ltd., both Bahamian entities—in exchange for unicoin rights, for a combined total of 1,108,863,283 unicoins. The agreements allow the Company to convert its beneficial interest in the two entities into full legal ownership. Each agreement includes a rescission clause under which, if the unicoin was not tokenized within six months, the agreements would terminate, and the assets and unicoin rights will revert to the seller and purchaser, respectively. On September 27, 2024, the parties executed an amendment reviving the agreements by extending the ICO deadlines to December 31, 2024, and modifying the rescission provisions accordingly. The parties are currently negotiating a subsequent amendment intended to revive the agreements and to again extend the ICO deadlines. Due to the existence of the rescission provision in the agreements, and because the Company is still in the process of converting beneficial ownership into full legal ownership, management has concluded that the control criteria for recognition of this transaction in the consolidated balance sheet has not been met.

-

On February 16, 2024, the Company entered into an asset swap agreement with Dan Iacovelli, a Canadian citizen domiciled in Canada, pursuant to which the Company agreed to acquire all the shares of ICO DE ESPARZA NOVENTA Y SIETE S.A. and ICO NOVENTA Y UNO S.A., the two entities owning certain real estate assets, in exchange for 64,210,342 unicoins. The agreement included a provision under which failure to tokenize the unicoin by the ICO deadline would result in automatic termination. The ICO was originally scheduled for September 30, 2024, and the agreement terminated in accordance with its terms following the failure to meet that deadline. The parties are currently negotiating a new amendment intended to revive and amend the terms of the original transaction, and extend the ICO deadline. As of the date of this report, the transaction has not closed, title to the assets has not transferred, and no unicoin rights have been issued. Accordingly, management has not met the control criteria for recognition of this transaction in the consolidated balance sheet.

-

On November 7, 2023, the Company entered into an asset swap agreement with Green Valley MDM S.A. a company organized under the laws of Panama, pursuant to which the seller agreed to transfer 100% of the ownership interest in Unicoin Panama S.A. a Panama entity that owns certain real estate assets, to the Company, in exchange for rights to receive 14,784,000 unicoin tokens. Pursuant to the terms of the asset swap agreement, all corporate documents that constitute the sale where deposited in escrow until consideration is paid/transferred to the wallet. As of the date of this report, although the agreement remains in effect, the escrow agreement by which escrow agents held the corporate documents in custody, is overdue. Therefore, although escrow agent has not notified Company about having returned all corporate documents to seller, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

-	On November 1, 2023, the Company entered into an asset swap agreement with Shine Investement Corp. a company organized under the laws of Panama, pursuant to which the seller agreed to transfer 100% of the ownership interest in Inversiones Inmobiliarias Petroin CA, a Venezuelan entity that owns certain real estate assets, to the Company, in exchange for rights to receive 11,496,800 unicoin rights. Pursuant to the terms of the asset swap agreement, all corporate documents that constitute the sale are deposited in escrow until consideration is paid/transferred to the wallet. As of the date of this report, although the agreement remains in effect, the escrow agreement by which escrow agents held the corporate documents in custody, is overdue. Therefore, the escrow agent notified Company that all corporate documents where returned to the seller. Accordingly, management has determined that the criteria for recognition of this transaction in the consolidated balance sheet has not been met.

-	On October 23, 2023, the Company entered into an asset swap agreement (as amended) with Bart M Gould & Rozalyn S Gould, husband and wife, residents of United States of America, pursuant to which the Company agreed to acquire certain real estate assets in exchange for 11,564,000 unicoins. The Agreement requires that when the unicoins are issued to the sellers and become tradable on a token trading platform or exchange, the deed shall be released to Company. As of the date of this report, the transaction has not closed, title has not transferred, and no unicoin rights have been issued in connection therewith. Accordingly, management has not met the control criteria for recognition of this transaction in the consolidated balance sheet.

-	In relation to an asset swap agreement the Company entered on July 27, 2023 with Eugenio de la Torre, a U.S. resident, wherein the Company agreed to provide a total of 36,400,000 unicoin rights in exchange for real estate assets consisting of an agricultural farm called La Esperanza in Cumaribo, Vichada, Colombia. The agreement includes a project failure clause in which if the unicoin is not tokenized, the agreement would be deemed as terminated. Upon the agreement termination, the asset and the unicoin rights would go back to the seller and purchaser, respectively. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loan from Chief Executive Officer

During the year ended December 31, 2024, the Company paid in full a $51 thousand loan payable to Alex Konanykhin, CEO and Chairman of the Board of Directors. The $51 thousand loan payable was outstanding as of December 31, 2023.

During the year ended December 31, 2023, the Company paid the full amount of its loan payable of $645 thousand to Alex Konanykhin, CEO.

Unicoin Rights Issued to Related Parties

As discussed in Note 7, a total of 1,191 million unicoin rights valued at $4,337 thousand and 977 million unicoin rights valued at $14,614 thousand were issued to related parties during the year ended December 31, 2024 and 2023, respectively.

As a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve an initial offering of its Common Stock or an initial registration of its unicoins, sufficient to meet the criteria outlined in the Amended SEA on or before December 31, 2024, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,213 thousand, revenues of $17,928 thousand, and generated gross margins of $3,598 thousand, respectively, as of and for the year ended December 31, 2024, respectively.

NOTE 14 – INCOME TAXES

The components of income tax provision are as follows:

	2024	2023
Current:
U.S. federal	$242,448	$185,226
U.S. state	43,736	40,360
Total current expense	286,184	225,586
Deferred:
U.S. federal	(29,782)	(790,546)
U.S. state	(26,115)	(16,285)
Total deferred expense	(55,897)	(806,831)
Total income taxes	$230,287	$(581,245)

The tax effects of temporary differences and tax loss carry forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2024 and 2023 are comprised of the following:

	2024	2023
Deferred income tax assets:
Net operating loss carry-forwards	$24,389,883	$21,916,489
Accrued expenses	9,165,818	5,685,725
Impairment of digital assets	570,413	152,766
Disallowed loss on digital assets	310,666	262,508
Outside basis difference on ITSQuest investment - contingent consideration	-	-
Operating lease liabilities	45,042	79,421
State Taxes	696,956	724,278
Charitable Contributions	1,209	1,209
Section 174 Costs	20,635	3,841
Unicoin right transaction gain or loss	5,042,690	3,376,120
Stock Based Compensation	2,235,294	2,253,547
Total deferred income tax assets	42,478,606	34,455,904

Deferred income tax liability:
Intangible assets	(577,550)	(670,336)
Outside basis difference on ITSQuest investment - acquisition equity	(458,260)	(459,292)
Unicorn Hunters unexercised stock options and warrants	(1,810,200)	(1,810,200)
ITSQuest tax accounting method	(398,713)	(398,142)
Operating lease right-of-use assets	(43,873)	(77,820)
Other	(5,585)	(7,600)
Total deferred income tax liability	(3,294,181)	(3,423,390)

Net deferred tax assets	39,184,425	31,032,514
Valuation allowance	(39,463,042)	(31,367,136)
Net deferred income tax liability	$(278,617)	$(334,622)

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2024 and 2023 with the exception of deferred taxes related to ITSQuest, a majority owned company. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the net deferred tax assets will not be realized. During the year ended December 31, 2024, and 2023, there was an increase of $8,096 thousand and $9,299 thousand to the valuation allowance, respectively. The Company’s valuation allowance is $39,463 thousand and $31,367 thousand as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company’s tax return filing group, Unicoin, Inc. and Subsidiaries had federal net operating loss carry-forwards of approximately $76,338 thousand, of which $275 thousand were generated prior to 2018 and will begin expiring in 2036. The remaining $76,063 thousand can be carried forward indefinitely. As of December 31, 2024, the Company had state net operating loss carry-forwards of approximately $43,670 thousand. The state net operating loss carry-forward will begin expiring in 2036. As of December 31, 2024, the Company’s majority owned investments in ITSQuest, Inc. and Unicorns, Inc. had federal net operating losses generated after 2018 of $0 thousand and $26,100 thousand, respectively. ITSQuest, Inc. and Unicorns, Inc. had no state operating losses.

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	2024	2023
Current:
Tax at U.S. statutory rate	$(7,421,727)	$(8,047,197)
State tax provision	(947,983)	(1,234,213)
Rate change	17,429	15,777
Deferred tax true up	9,481	(594,075)
Other	477,182	(20,577)
Change in federal and state valuation allowance	8,095,905	9,299,040
Total income taxes	$230,287	$(581,245)

As of December 31, 2024, and 2023, we had $107 thousand and $97 thousand, respectively, of unrecognized tax benefits that, if recognized, would not impact the Company’s effective tax rate because of the Company’s net operating loss carryforwards and the related valuation allowance. The total amount of unrecognized tax benefits could change within the next 12 months for a number of reasons, including audit settlements, tax examination activities, and the recognition and measurement considerations under this guidance.

The Company applies ASC 740 to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. The following is a tabular reconciliation of our total gross unrecognized tax benefits:

	2024	2023
Balance as of January 1	$97,134	$2,448,435
Reversals related to the prior year	-	(2,361,541)
Additions related to the current year	10,118	10,240
Balance as of December 31	$107,252	$97,134

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

The Company’s income tax returns for all years remain open to examination by federal and state taxing authorities for a period of three years and four years after the utilization of its NOLs, respectively. ITSQuest, Inc.’s income tax returns remain open to examination for a period of three years by federal and state taxing authorities. Generally, tax authorities can include returns filed within the last three years in an audit. If they identify a substantial error, tax authorities may add additional years, however no more than the last six years.

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

In November 2019, ITSQuest received final notice of proposed adjustments primarily related to the New Mexico Taxation and Revenue Department’s interpretation of the applicability of the gross receipts tax to staffing agencies. ITSQuest appealed the proposed adjustments. On June 17, 2021, the New Mexico tax authorities issued a decision denying ITSQuest’s protest and upholding ITSQuest’s assessment of $3,019 thousand in gross receipt tax plus applicable penalty and interest. The Company continues to accrue interest as an increase to both the tax liability and the indemnification asset. As of December 31, 2024 and 2023 the total liability, including penalty and interest, was $4,992 thousand and $4,922 thousand, respectively. The related indemnification asset amounts were $5,196 thousand and $4,922 thousand as of December 31, 2024 and 2023, respectively.

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

Calculation of net losses per share is as follows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
Basic and Diluted:	2024	2023
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(34,954,651)	$(38,805,018)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	735,982,489	733,395,464

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.05)	$(0.05)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Years Ended December 31,
	2024	2023
Stock options outstanding	55,110,881	55,535,881
Warrants for common stock	9,800,000	10,310,000
Restricted stock units	6,526	84,862

NOTE 16 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. The Company evaluates operating results based on measures of performance, including revenues, cost of revenue and gross profit. The Company currently operates in the following three reporting segments: SaaS, TaaS and Unicorn Hunters.

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the years ended December 31, 2024, and 2023:

	Years Ended December 31,
	2024			2023
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$20,156,511	$252,843	$20,409,354	$19,030,225	$394,728	$19,424,953
Subscription revenues	192	32,357	32,549	1,220	11,396	12,616
Unicorn Hunters	85	2,591	2,676	1,512,293	-	1,512,293
Total revenues	$20,156,788	$287,791	$20,444,579	$20,543,738	$406,124	$20,949,862

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2024, and 2023:

	Years Ended December 31, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$32,549	$20,409,354	$2,676	$20,444,579
Cost of revenues	-	16,285,134	128,415	16,413,549
Gross profit (loss)	$32,549	$4,124,220	$(125,739)	$4,031,030

	Years Ended December 31, 2023
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$12,616	$19,424,953	$1,512,293	$20,949,862
Cost of revenues	-	15,571,071	34,634	15,605,705
Gross profit (loss)	$12,616	$3,853,882	$1,477,659	$5,344,157

The following table includes a reconciliation of Gross Profit allocated to segments to Loss Before Income Taxes:

	December 31, 2024	December 31, 2023
Gross Profit allocated to segments, net	$4,031,030	$5,344,157
Expenses not allocated to segments, net*	(39,372,584)	(43,664,145)
Loss Before Income Taxes	$(35,341,554)	$(38,319,988)

*	Includes mainly Unicoin marketing expense, stock-based compensation, Unicoin’s right transaction gain or Loss, and other Gen admin expenses, Amortization of intangibles, Bad debt expense and other Gen admin expense Software Development Expense, Impairment of investments in privately held companies, interest income (expense), net, other income (expense), net.

There were no material transactions between reportable segments during the years ended December 31, 2024 and 2023.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those described below:

-	Issued 14,281 thousand unicoin rights in exchange of aggregate consideration of $ 1,207 thousand (cash of $1,146 thousand and non-cash of $62 thousand).

-	Investors have signed contracts for the purchase of 33,433 thousands unicoin rights under the five-year deferred payment plan.

-	Issued 1,773 thousand shares of common stock in exchange of cash consideration of $1,772 thousand.

-	The contract with our largest client (referenced in our disclosure of revenue and accounts receivable concentrations as Customer A in Note 2) will expire on March 31 and it does not appear we will be able to renew it. This will represent loss of annual revenues of approximately $2 million. The gross margin associated with this client is approximately 5%.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the periods ending December 31, 2024 and 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2024, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2024, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

While we continue working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	other information

None.

Item 9C.	Disclosure regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors as of the day of this Annual Report on Form 10-K:

Name	Age	Position
Silvina Moschini	53	Chief Strategy Officer
Alex Konanykhin	58	Chairman of the Board and Chief Executive Officer
Andrew Winn	56	Chief Financial Officer
Richard Devlin	53	Senior Vice President, General Counsel and Secretary
Deniece Ky	54	Principal Accounting Officer
Germán Montoya	52	Chief Operating Officer
Robert Newman	61	Director

Executive Officers and Directors

Silvina Moschini

Ms. Moschini is a Co-Founder of the Company and served as the Chairwoman and President of the Company since its founding in 2015. In December 2023, she resigned from her role as President, and was named CEO of the Company’s Unicorns Inc. subsidiary. In March 2024, Ms. Moschini resigned from the Board of Directors of the Company. She was re-elected to the Board in June 2024, and named Chief Strategy Officer in April 2025. Prior to her roles at the Company, Ms. Moschini was Vice President of Corporate Communications at Visa International from 2002 to 2003, where she developed the public relations function, further positioning Visa as one of the most globally valued brands. She joined Visa from Patagon.com, the Internet branch of Santander Central Hispano Group, where she was Vice President of Corporate Communications from 2001 to 2002. Prior to joining Patagon, Ms. Moschini was the Public Relations manager for Compaq Computer Corporation Latin America from 1999 to 2001, creating the Public Relations Department and supervising the implementation of the communications strategy in the region. Ms. Moschini is also the founder of SheWorks, Inc., where she has served as its Chief Executive Officer and a director since November 2016 and the founder of Yandiki, Inc., where she has served as its Chief Executive Officer and a director from August 2014 until June 2023 when Yandiki was merged into SheWorks. Ms. Moschini is also a board member, CEO, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. Ms. Moschini has a B.S. in public relations from Universidad Argentina de la Empresa (Buenos Aires, Argentina) and a degree in marketing from New York University. She also completed a master’s course in public relations from the University of Houston in Texas and graduate courses in web communications and social media at the Libera Università di Lingue e Comunicazione and the Università Commerciale Luigi Bocconi, both in Milan, Italy. Ms. Moschini was selected to serve on the board due to her extensive experience and leadership skills, including being responsible for developing the Company’s industry-leading operating platform.

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

Germán Montoya, Chief Operating Officer

Mr. Montoya was appointed to serve as Chief Operating Officer in March 2025. He has over two decades of experience in technological transformation, venture building and strategic growth. Previously, Mr. Montoya served as the founder and Chief Executive Officer of Wao!, a social e-commerce platform, from October 2020 to February 2024, where he also served as a board member until August 2024. He also served as founding partner of Fuel Venture Capital, a technology fund, from January 2017 to December 2019. Additionally, Mr. Montoya currently serves as a board member of Rokk3r, which he co-founded in 2012, and AdMobilize, where he has served as a board member since 2012. Mr. Montoya received a BS in Applied Economics and Business Management from Cornell University and received a fellowship in Economics at the Harvard Kennedy School.

Robert Newman

Robert Newman is the owner of Glass Systems, Inc., a company he founded in 2000, where he has served as President since 2000. Mr. Newman attended William Paterson University from 1982 through 1985 (no degree earned). Mr. Newman’s qualifications to serve on the Board include his 25 years of success as an entrepreneur, as well as his experience in growing a small business, and his unwavering support for the Company and its mission as a shareholder and investor in unicoins.

Family Relationships

Silvina Moschini, the Company’s Chief Strategy Officer and former President and Chairwoman of the Board, was previously married to Alex Konanykhin, a director and the Chief Executive Officer of the Company, until December 2022.

Item 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section describes the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers whom we refer to as our “named executive officers.” For the year ended December 31, 2024, our named executive officers were:

●	Mariano Dall’Orso, our Chief Operations Officer (who subsequent to December 31, 2024 is no longer in that role);

●	Alex Konanykhin, our Chief Executive Officer; and

●	Silvina Moschini, our Chief Strategy Officer and our Chief Executive Officer of Unicorns Inc.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mariano Dall’Orso	2024	104,058				1,635,613	1,739,671
Chief Operations Officer	2023	-	13,604			1,191	14,795

Alex Konanykhin	2024	316,000	-			14,306	330,306
Chief Executive Officer	2023	316,000	23,700			14,306	354,006

Silvina Moschini	2024	316,000	-			2,655	318,655
Chief Strategy Officer and Chief Executive Officer of Unicorns	2023	316,000	23,700			2,684	342,384

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

All Other Compensation

We issue unicoin rights to our executive officers as a form of other compensation. The amounts listed in the table above under the column “All Other Compensation” include the dollar value of the total unicoin rights each named executive officer received during the fiscal years ended 2024 and 2023.

We also offer participation in broad-based retirement, health and welfare benefit plans to all of our employees. We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. In addition, we do not provide perquisites to our named executive officers.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Alex Konanykhin	2/26/2020	1,928,830	-	0.0010	2/26/2030	-	-

Silvina Moschini	2/26/2020	1,928,830	-	0.0010	2/26/2030	-	-
	8/3/2021	6,500,000	-	0.0010	8/3/2031	-	-

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the year ended December 31, 2024. We do not have any formal agreements or arrangements with our non-employee directors to pay for their services. During the year ended December 31, 2024, Alex Konanykhin, our Chief Executive Officer, and Silvina Moschini, our Chief Strategy Officer and our Chief Executive Officer of Unicorns Inc. and our former President, also served as members of our board of directors. Mr. Konanykhin’s detailed compensation is described in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Guillermo Diaz(1)	-	434,933	434,933

Pilar Manchon(2)	-	285,600	285,600

(1)	Mr, Diaz was elected to serve on the Board of Directors, from May 2023 until September 22, 2024.
(2)	Ms. Manchón was elected to serve on the Board of Directors, from September 2023 until May 2024.

Each member of the Board of Directors receives one hundred thousand (100,000) unicoin rights per month, which comprise the total compensation that each such member receives. The amounts listed in the table above represent the dollar value of the total unicoin rights each director received during the fiscal year ended 2024.

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

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2024. Applicable percentage ownership in the following table is based on 739,614,045 shares of common stock issued and outstanding as of the date hereof.

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

Unless otherwise indicated, the address for each listed stockholder is c/o Unicoin Inc., 228 Park Ave South 16065, New York, New York.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number	Percent
5% Stockholders:
Silvina Moschini	270,297,882	36.55%
Alex Konanykhin	266,217,848	35.99%
Named Executive Officers and Directors:
Silvina Moschini	270,297,882	36.55%
Alex Konanykhin	266,217,848	35.99%
Andrew Winn	3,461,425	*
Robert Newman	168,923	*
Richard Devlin	161,907	*
Deniece Ky	131,605	*

All current directors and executive officers as a group	540,439,590	73.07%

*	Denotes less than 1% beneficial ownership.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2024 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed $120,000; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

Related Party Transactions

Refer to Note 13 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K for details.

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

The following table presents fees billed for professional audit services and other services rendered to the Company by Kreit & Chiu for the years ended December 31, 2024 and 2023, respectively. The dollar amounts in the table and accompanying footnotes are in thousands.

	2024	2023
Audit Fees (1)	$378	$375
Audit-Related Fees	-	9
Tax Fees	-	-
All Other Fees (2)	-	-
Total	$378	$384

(1)	Audit Fees consist of fees billed for professional services rendered for the annual audit and quarterly reviews of the Company’s consolidated financial statements, as well as services that generally only the Company’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings.
(2)	Audit-related fees consist of fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees”.

PART IV

Item 15.	ExhibitS, FINANCIAL STATEMENTS Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

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

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between Unicoin Inc., Unicorns, Inc. and Alexander Konanykhin*
10.3	Amendment to Share Exchange Agreement, effective on December 28, 2022, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.4	Amendment to Share Exchange Agreement, effective on December 31, 2024, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan
10.10	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC*
10.11	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

Item 16.	fORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unicoin Inc.

Date: April 15, 2025	By:	/s/ Alex Konanykhin
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

SIGNATURE	TITLE	DATE

/s/ Alex Konanykhin	Chief Executive Officer and Chairman of the Board	April 15, 2025
Alex Konanykhin	(principal executive officer)

/s/ Andrew Winn	Chief Financial Officer	April 15, 2025
Andrew Winn	(principal financial officer)

/s/ Deniece Ky	Principal Accounting Officer	April 15, 2025
Deniece Ky	(principal accounting officer)

/s/ Silvina Moschini	Director	April 15, 2025

/s/ Robert Newman	Director	April 15, 2025