Form 10-Q
period 2025-03-31
Unicoin Inc.
filed 2025-08-04
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of August 1, 2025, there were 742,060,461 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$2,773,407	$2,598,208
Accounts receivable, net
Trade receivables payable in cash	2,071,729	2,121,839
Prepaid expenses and other current assets	1,224,247	1,064,031
Indemnification asset	5,263,048	5,196,624
TOTAL CURRENT ASSETS	11,332,431	10,980,702
Property and equipment, net	23,577	26,925
Investment in land	683,979	683,979
Mining rights	580,000	580,000
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,322,221	2,418,159
Investment in privately-held companies	8,163,528	8,163,528
Other assets	3,373	3,200
Operating lease right-of-use assets	143,796	177,685
TOTAL ASSETS	$27,118,600	$26,899,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,176,217	$2,255,273
Income tax payable	6,473	8,431
Accrued expenses	3,374,013	3,934,324
Accrued payroll liabilities	906,453	634,603
Deferred revenue	7,999	3,940
ITSQuest tax liability	5,038,044	4,991,620
Short-term debt	100,000	100,000
Operating lease liabilities, current	94,999	121,335
Other current liabilities	72,156	245,692
TOTAL CURRENT LIABILITIES	11,776,354	12,295,218
Deferred income tax liability, net	278,617	278,617
Unicoin rights financing obligation	111,001,131	109,910,781
Operating lease liabilities, noncurrent	52,431	61,098
TOTAL LIABILITIES	123,108,533	122,545,714

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 782,845,442 and 781,065,752 issued; 741,371,729 and 739,614,045 outstanding, net of treasury stock as of March 31, 2025 and December 31, 2024, respectively	782,846	781,066
Treasury stock, at cost; 41,473,713 and 41,451,707 shares as of March 31, 2025 and December 31, 2024, respectively	(4,077,657)	(4,074,110)
Additional paid-in capital	76,485,309	74,714,958
Accumulated deficit	(168,368,128)	(166,330,117)
TOTAL UNICOIN INC. STOCKHOLDERS’ DEFICIT	(95,177,630)	(94,908,203)
Non-controlling interest	(812,303)	(737,638)
TOTAL STOCKHOLDERS’ DEFICIT	(95,989,933)	(95,645,841)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,118,600	$26,899,873

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
REVENUES	$4,552,190	$4,978,546
COST OF REVENUES	3,693,758	4,054,880
GROSS PROFIT	858,432	923,666
OPERATING COSTS AND EXPENSES
General and administrative	2,714,839	3,658,039
Sales and marketing	245,314	935,785
Research and development	-	7,113
TOTAL OPERATING COSTS AND EXPENSES	2,960,153	4,600,937
LOSS FROM OPERATIONS	(2,101,721)	(3,677,271)
Interest expense, net	(17,829)	(46,862)
Other expense, net	(1,677)	(5,752)
LOSS BEFORE INCOME TAXES	(2,121,227)	(3,729,885)
Income tax expense (benefit)	8,551	(88,585)
NET LOSS AND COMPREHENSIVE LOSS	(2,112,676)	(3,818,470)
Net (loss) income attributable to the non-controlling interest	(74,665)	35,903
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(2,038,011)	$(3,854,373)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding used to compute basic and diluted loss per share	740,438,112	732,392,394

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’ Equity	Unicoin Inc. Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2023	773,232,422	$773,233	$72,999,935	(40,912,140)	$(3,880,025)	$(131,375,466)	$(61,482,323)	$(1,463,525)	$(62,945,848)
Stock-based compensation expense	219,584	219	113,171	-	-	-	113,390	-	113,390
Repurchase of common stock	-	-	-	(6,262)	(2,255)	-	(2,255)	-	(2,255)
Ownership interest increase in Unicorns Inc.	-	-	(2,082,579)	-	-	-	(2,082,579)	1,343,077	(739,502)
Net Income (Loss)	-	-	-	-	-	(3,854,373)	(3,854,373)	35,903	(3,818,470)
Balance as of March 31, 2024	773,452,006	$773,452	$71,030,527	(40,918,402)	$(3,882,280)	$(135,229,839)	$(67,308,140)	$(84,545)	$(67,392,685)

Balance as of December 31, 2024	781,065,752	$781,066	$74,714,958	(41,451,707)	$(4,074,110)	$(166,330,117)	$(94,908,203)	$(737,638)	$(95,645,841)
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Issuance of common stock	1,760,106	1,760	1,757,000	-	-	-	1,758,760	-	1,758,760
Repurchase of common stock	-	-	-	(22,006)	(3,547)	-	(3,547)	-	(3,547)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,038,011)	(2,038,011)	(74,665)	(2,112,676)
Balance as of March 31, 2025	782,845,442	$782,846	$76,485,309	(41,473,713)	$(4,077,657)	$(168,368,128)	$(95,177,630)	$(812,303)	$(95,989,933)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,112,676)	$(3,818,470)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	13,371	113,390
Operating expenses paid with unicoin rights	79,145	415,359
Interest expense accrued on the ten-year prepaid plan	32,754	-
Interest income from the five-year deferred payment plan	(173)	-
Operating expenses paid with digital assets and USD Coin (“USDC”)	82,936	10,525
Impairment and write-off of digital assets	-	5,752
Depreciation and amortization expense	92,031	91,280
Credit loss expense	19,562	-
Non-cash operating lease expense	60,207	40,306
Non-cash transaction gain on reacquisition of unicoin rights	(7,052)	-
Changes in operating assets and liabilities:
Trade receivables payable in cash	30,548	187,992
Prepaid expenses and other current assets	(144,359)	(103,563)
Other assets	122,312	-
Accounts payable	(96,096)	172,380
Accrued expenses and accrued payroll liabilities	(301,174)	(89,883)
Deferred revenue	4,059	(278)
ITSQuest tax liability	(20,000)	-
Operating lease liabilities	(61,322)	(40,390)
Other liabilities	(141,493)	(54,551)
Net cash used in operating activities	(2,347,420)	(3,070,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of digital assets and USD Coin	7,254	-
Purchases of digital assets and USD Coin	(89,361)	-
Net cash (used in) provided by investing activities	(82,107)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,757,046	-
Payment of short-term debt	-	(44,000)
Proceeds from sales of unicoin rights	847,680	1,050,794
Repurchase of common stock	-	(2,255)
Repayment of related party loan payable	-	(51,398)
Net cash provided by financing activities	2,604,726	953,141

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	175,199	(2,117,010)
CASH AND CASH EQUIVALENTS—Beginning of period	2,598,208	6,462,171
CASH AND CASH EQUIVALENTS—End of period	$2,773,407	$4,345,161

Supplemental Non-Cash Disclosures:
Change in non-controlling interest upon increase in ownership of Unicorns, Inc.	$-	$1,343,077
Issuance of common stock in exchange of digital assets and USDC	$26,134	$-
Market value of digital assets received as proceeds from sales of unicoin rights	$7,254	$29,582
Investment in land in exchange of unicoin rights	$-	$711,074
Change in additional paid-in capital upon increase in ownership of Unicorns, Inc.	$-	$2,082,579
Expenses paid by related party on behalf of the Company	$4,411	$-
Repurchase of Unicorns common stock in exchange for unicoin rights	$-	$739,502

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

In addition to the businesses it operates through its subsidiaries, the Company tokenized a token called unicoin (“unicoins” or “tokens”). While earlier statements contemplated the potential for unicoins to be supported by reference to certain assets, the Company is currently reassessing this approach in light of evolving regulatory guidance from the U.S. Securities and Exchange Commission. No assurance can be given regarding the adoption of any particular structure or the availability of assets for this purpose.

We have begun exploring possible service providers and exchanges which can assist an eventual launch of the unicoins. As of December 31, 2024 and through the filing date of this Quarterly Report on Form 10-Q, the Company has not issued any unicoins and the tokens have been prepared under UNCN ticker using the ERC-20 standard

On August 28, 2024, the Company notified its existing investors that it had postponed its initial coin offering of unicoins in order to conduct a thorough review of its public statements, offering materials and its business in general. The Company conducted a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm. The Company cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue its efforts and plans for exchange listings. As of March 31, 2025 and through the subsequent period, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

Subsidiaries Outside of the United States

Outside of the United States, the Company has recently formed subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include Genniwine Inc. (organized in Thailand) and Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold real estate.

Operations in these entities from formation through the date of the Form 10-Q filing were de minimis.

UH Properties Inc.

Unicoin Inc. does not hold any equity ownership or control over UH Properties Inc., a company organized under the laws of the Philippines. However, pursuant to a partnership agreement, Unicoin Inc. may be entitled to receive an economic interest in certain real estate investments located in the Philippines to be acquired by UH Properties Inc. The agreement contemplates that Unicoin Inc. may be entitled to a portion of returns from such investments, subject to the terms and performance of the assets involved. Notwithstanding this arrangement, UH Properties Inc. remains solely responsible for the management, operation, financing, and risks associated with those investments, and any profits or losses are to be borne exclusively by UH Properties Inc. Importantly, UH Properties Inc. is not currently a signatory to the partnership agreement, and as such, Unicoin Inc.’s rights under the agreement may not be fully enforceable against UH Properties Inc.

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

Unicoin International Inc.

Unicoin Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated but distinct legal entities, with UII operating as a non-subsidiary affiliate of Unicoin. While Unicoin has been actively engaged in fundraising efforts, brand development, and investor outreach for its token known as “unicoin,” UII is separately planning the launch of a blockchain-based digital asset referred to as the “Unicoin International Token” or “UIT.” In support of UII’s operations and marketing efforts, Unicoin provides various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. The agreement provides that UII is to compensate Unicoin for these services and may also, at its discretion and subject to applicable law, provide UIT tokens as further consideration. Although the two entities collaborate closely and share resources, UII maintains operational and legal independence from Unicoin, and the shared personnel remain solely employed or contracted by Unicoin, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

Token Structure

In addition to the businesses it operates through its subsidiaries, the Company tokenized a token called unicoin (“unicoins” or “tokens”). While earlier statements contemplated the potential for unicoins to be supported by reference to certain assets, the Company is currently reassessing this approach in light of evolving regulatory guidance from the U.S. Securities and Exchange Commission. The Company has reviewed and updated its approach to the unicoin token structure in light of evolving regulatory commentary and internal strategic considerations. While prior communications referenced the potential for Unicoins to be “asset-backed” or collateralized, the Company has clarified that it does not intend to collateralize the tokens or tie them to any specific pool of assets. Instead, the Company uses the term “asset-backed” in a general, commercial sense—consistent with its ordinary dictionary meaning—to reflect the Company’s intent to use part of the token-related proceeds to invest in equity and other assets expected to support long-term token value. This characterization is not intended to imply collateralization, guaranteed redemption rights, or that Unicoins represent ownership interests in such assets. The Company plans to further clarify this terminology in future offering documents and marketing materials to ensure transparency and investor understanding.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $(2,113) thousand and $(3,818) thousand and used cash in operating activities of $(2,347) thousand and $(3,070) thousand for the three months ended March 31, 2025 and 2024, respectively, and has an accumulated deficit of $(168,368) thousand and $(166,330) thousand as of March 31, 2025 and December 31, 2024, respectively, and expects to incur future additional losses.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, BASIS OF PRESENTATION AND OTHER BROAD DISCLOSURES

Significant Accounting Policies

There have been no material changes to our significant accounting policies and effect of recent accounting pronouncements to the Company’s consolidated financial statements from our Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of Unicoin Inc. and its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2025.

Cash in Excess of FDIC Insured Amounts

As of March 31, 2025 and December 31, 2024, the Company had $2,340 thousand and $2,059 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

Concentrations of Revenues and Accounts Receivable

The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Three Months Ended March 31,
Customer Reference	2025	2024
Customer A	22%	26%
Customer B	12%	16%

The contract with Customer B, one of our largest clients, expired on March 31, 2025 and it does not appear we will be able to renew it. Revenues from Customer B for the three months ended March 31, 2025 and 2024 amounted to $568 thousand and $782 thousand, respectively. Accounts receivable from Customer B as of March 31, 2025 and December 31, 2024 amounted to $577 thousand $392 thousand, respectively. The gross margin associated with this client is approximately 5%.

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	March 31, 2025	December 31, 2024
Customer A	17%	32%
Customer B	28%	18%
Customer C	- *	13%

*	Accounts Receivable from this customer did not amount to 10% or more of Accounts Receivable as of the period reported.

ITSQuest’s Accounts Receivable Financing Arrangement With a Financial Institution (“Factor”)

As of March 31, 2025 and December 31, 2024, the Company recorded an asset and liability of $1 thousand and $84 thousand, respectively, towards the Factor which is included in other current liabilities on the Company’s condensed consolidated balance sheets. The cost of factoring is included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025 and 2024, the Company incurred $0 and $18 thousand in factoring fee expense, respectively.

Digital Assets and USDC

During the three months ended March 31, 2025 and 2024, the Company identified a gain of digital assets and USDC amounting to $55 thousand and $44 thousand, respectively.

Advertising Expenses

During the three months ended March 31, 2025 and 2024, the Company incurred advertising expenses of $245 thousand and $936 thousand, respectively, of which $3 thousand and $193 thousand were paid for by exchanging unicoin rights with such fair value.

Depreciation and Amortization Expense

The Company’s depreciation and amortization expense consisted of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
Amortization expense from acquisition related intangible assets	$88,684	$88,684
Depreciation expense from property and equipment	3,347	2,596
Total depreciation and amortization expense	$92,031	$91,280

NOTE 3 – FAIR VALUE MEASUREMENT

The Company’s USDC balance as of March 31, 2025 and December 31, 2024 amounted to $55 thousand and $44 thousand respectively (included within the prepaid and other current assets line item of the condensed consolidated balance sheets).

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of March 31, 2025

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$1,721,703	$1,721,703	$-	$-	$1,721,703

As of December 31, 2024

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$1,875,633	$1,875,633	$-	$-	$1,875,633

The obligation to settle the Company’s unicoin rights liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are delivered and listed for trading, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. The embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoins are delivered and listing for trading or probable of the delivery and listing for trading.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain items such as goodwill, intangible assets, contingent divestiture and NCI resulting from the ITSQuest acquisition are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using Level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.

NOTE 4 – GOODWILL, INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS AND USDC

The Company’s intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Acquisition-related intangible assets	$2,243,822	$2,332,506
Digital assets	78,399	85,653
Total intangible assets, net	$2,322,221	$2,418,159

Goodwill and Acquisition-Related Intangible Assets

As of both March 31, 2025 and December 31, 2024, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill. During the three months ended March 31, 2025 and 2024.

Acquisition-related intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

		March 31, 2025
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$869,845	$2,141,155
Trade Names	5 years	770,000	667,333	102,667
		$3,781,000	$1,537,178	$2,243,822

		December 31, 2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$819,661	$2,191,339
Trade Names	5 years	770,000	628,833	141,167
		$3,781,000	$1,448,494	$2,332,506

Amortization expense related to intangible assets was $89 thousand for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2025 (since April 1, 2025)	$253,217
2026	200,733
2027	200,733
2028	200,733
2029	200,733
Thereafter	1,187,673
Total	$2,243,822

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

During the three months March 31, 2025 and 2024, the Company received digital assets as consideration from investors for the purchases of unicoin rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Litecoin (LTC), Tether (USDT) and Wrapped Ethereum (WETH). Unicoin rights are more fully discussed in Note 6. The Company utilized $109 thousand and $358 thousand of its digital asset holdings for vendor payments during the three months ended March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded $0 thousand and $6 thousand, respectively, of impairment losses on such digital assets. Impairment losses are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025 and 2024, there were no sales of digital assets thus no realized gains or losses were recorded.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Bitcoin (BTC)	$78,399	$1,544
Tether	-	1,965
Ethereum (ETH) and Wrapped Ethereum (WETH)	-	11,051
Total	$78,399	$14,560

				Three Months Ended March 31,
	Bitcoin	Ethereum	USD Coin	2025	2024
Beginning balance	$78,399	$7,254	$-	$85,653	$1,254
Received as consideration in sales of unicoin rights	-	-	5,020	5,020	29,582
Vendors payments	-	-	(109,054)	(109,054)	(28,338)
Received as consideration in sales of common stock	-	-	26,134	26,134	-
Proceeds from disposal of digital assets	-	(7,254)	89,361	82,107	-
Payments from customers	-	-	-	-	17,810
Write-off	-	-	-		(5,752)
Fees and other	-	-	(11,461)	(11,461)	4
Ending balance	$78,399	$-	$-	$78,399	$14,560

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $78 thousand and $86 thousand as of March 31, 2025 and December 31, 2024, respectively.

NOTE 5 – DEBT

As of March 31, 2025 the Company held short-term debt of $100 thousand (the “unsecured notes”). The Company did not hold any long-term debt as of March 31, 2025 or December 31, 2024. The unsecured notes bear interest at a rate of 20.0% per annum, payable, at maturity, and mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted.

The unsecured notes generally rank pari-passu relative to other unsecured obligations. As of March 31, 2025, $100 thousand of unsecured notes were outstanding and all are due and payable during the year ended December 31, 2025 to the extent holders do not elect to extend one additional year.

Interest expense on unsecured notes of $6 thousand and $15 thousand was incurred during the three months ended March 31, 2025 and 2024, respectively, and was recorded as accrued expenses in the condensed consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the unsecured notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the unsecured notes as of March 31, 2025 approximates their carrying amounts. Substantially all of the Unsecured Notes were due and payable during the three months ended March 31, 2025 to the extent holders do not elect to extend one additional year.

NOTE 6 – UNICOIN RIGHTS FINANCING OBLIGATION

As of March 31, 2025, the Company has not issued any unicoins. However, on July 16, 2025, the Company entered into a settlement agreement under which it granted the counterparty rights to receive 350,000 unicoins, subject to certain restrictions and conditions. The agreement arose in connection with the resolution of a legal dispute. No unicoins have been issued to date under that agreement. There can be no assurance as to when, or on what additional terms, further unicoins will be available to be issued, if at all.

The Company is offering rights (“unicoin rights” or “rights”) to receive unicoins upon tokenization (Unicoin’s definition of tokenization reflects industry usage and is not based on statutory or judicial authority) with terms and conditions set forth in a confidential private placement memorandum initially dated February 2022 and updated periodically thereafter (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder. Each U.S. domiciled investor in unicoin rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act.

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

To date, the Company has issued 5,110,252,573 unicoin rights (excluding those unicoin rights the Company has committed but not issued pursuant to the five-year deferred payment program and the ten-year prepaid plan, and the token rights granted under a settlement agreement executed on July 16, 2025). There are currently 75,932 total holders of unicoin rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins, and 5,564 purchasers worldwide. Of these, 1,538 are US Citizen investors (27.64% of purchasers), and 4,026 (4.43% of holders) are non-US citizens or were not verified (72.36%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given unicoin rights for free, and thus were not sold unicoin rights.

As of March 31, 2025 and December 31, 2024, the Company has issued rights to acquire 7.2 billion and 7.1 billion unicoins, respectively. As of March 31, 2025 and December 31, 2024, the outstanding financing obligation related to unicoin rights was $111,001 thousand and $109,911 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to launch the unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the unicoin rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the three months ended March 31, 2025 and 2024, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $79 thousand and $415 thousand, respectively.

The following table summarizes the components of the unicoin rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of		March 31, 2025			December 31, 2024
Unicoin Right Holder	Form of Consideration	Units		Amount	Units		Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,864,335,628		$44,658,153	1,850,019,968		$43,551,938
Unicoin Inc. Shareholders	Non-Cash Dividends	726,189,126		72,619	727,725,875		72,773
Employee, Contractors, Directors	Discretionary Compensation	522,395,275		52,240	521,771,178		52,177
Service Providers, Influencers and Employees	Services and Employee Labor	274,672,035		37,124,245	273,733,579		37,048,661
Subtotal		3,387,592,064		81,907,257	3,373,250,600		80,725,549
ITSQuest Contingent Divestiture Amendment	Contract Amendment	22,000,000		2,570,000	22,000,000		2,570,000
Five-Year Deferred Payment Plan	Cash	3,279,726,500	*	22,877,184	3,260,484,068	*	22,963,296
Ten-Year Prepaid Plan	Cash	8,163,046	*	2,201,752	8,337,046	*	2,206,998
Asset Swap and related commission	Land and mining rights	464,896,751		1,444,938	464,896,751		1,444,938
Total		7,162,378,361		$111,001,131	7,128,968,465		$109,910,781

*	Unicoin rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.
**	On July 16, 2025, the Company entered into a binding agreement to grant rights to receive 350,000 unicoins as part of the settlement of a legal matter. These rights have not yet been issued and are not reflected in the table above, as the related obligation is not currently recorded on the Company’s balance sheet. The Company will evaluate the accounting treatment of the grant in future periods based on further developments.

Sales to Investors

As of March 31, 2025 and December 31, 2024, the unicoin rights financing obligation associated with sales to Investors amounted to $44,658 thousand and $43,552 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of unicoin rights have a reasonable right to either 1) receive the number of unicoins specified in their unicoin rights agreement upon the future launch of the unicoin or 2) a refund of the amount invested in anticipation of the future and launch of unicoins. Therefore, all amounts received from sales to Investors have been recorded as a unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of unicoin rights, prior to finalizing any plan to market and sell rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such rights. As a result, the Company has ascribed de minimis value to all unicoin rights issued to shareholders on February 10, 2022. As of March 31, 2025 and December 31, 2024, the unicoin rights financing obligation associated non-cash dividend of unicoin rights amounted to $73 thousand, respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the unicoin rights agreement, on a per unicoin right basis, the amount that holders would be entitled to if the unicoin is not ultimately launched is de minimis in relation to the actual fair value per unicoin right. As of March 31, 2025 and December 31, 2024, the unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $52 thousand, respectively.

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

These contracts do not specify the value of services rendered by the Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of March 31, 2025, and December 31, 2024, the unicoin rights financing obligation associated with unicoin rights issued to service providers, influencers and employees amounted to $37,124 thousand and $37,049 thousand, respectively.

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

The following table summarizes the pledged collateral pursuant to the deferred payment plan as of March 31, 2025 and December 31, 2024:

	Estimated Fair Value of Collateral Submitted
Form of Collateral Received	March 31, 2025	December 31, 2024
Cash	$753,656	$716,406
Digital Assets	97,996	97,996
Non-Unicoin Inc. Stock	1,769,980	1,769,980
Unicoin Inc. Shares of Common Stock	3,449,494	3,410,556
Unicoin rights	30,449,357	30,970,832
Real Estate	15,586,914	15,586,914
Total	$52,107,397	$52,552,684

The fair value of the collateral received by the Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non-Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin rights – Based on fair value of unicoin rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate - Based on third-party appraisal as of the date the asset was accepted as collateral.

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

	March 31, 2025	December 31, 2024
Cash Receipts	$1,859,000	$1,897,000
Accrued Interest	342,752	309,998
Unicoin rights financing obligation, Ten-Year Prepaid Plan	$2,201,752	$2,206,998

After five years following the deposit (the “interest vesting date”), a portion of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of unicoins. The remaining proceeds did not include a contractual interest rate. Proceeds subject to contractual interest are as follows:

	March 31, 2025	December 31, 2024
Proceeds subject to interest	$1,593,500	$1,629,500
Exempt from contractual interest	265,500	267,500
Total	$1,859,000	$1,897,000

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

ITSQuest Contingent Divestiture Amendment

The Company has issued 22 million unicoin rights with a fair value of $2,570 thousand, in consideration for various amendments to the Share Exchange Agreement (the “Amended SEA”) to delay the date of the trigger event to, most recently, December 31, 2025. The trigger event provides that the Company would divest itself of the acquired ITSQuest equity by returning the same to the founders of ITSQuest, and such founders shall be entitled to retain the shares of the Company received pursuant to the original and amended SEA upon any of the following two scenarios:

-	if the Company does not engage in a public offering of its securities at a price of at least $10.00 per share by December 31, 2025; or,

-	if the Company’s proposed tokens are not tokenized and listed on an available Alternative Trading System (“ATS”) or cryptocurrency exchange (whichever is applicable), with a quoted price of at least $1.00 per token by December 31, 2025.

Asset Swap Agreement and Related Commission

The Company records assets on the condensed consolidated balance sheets for the fair value (as determined by a third-party specialist) of land and mining rights received in exchange of unicoin rights. The Company recorded investments in land and mining rights assets, and the respective unicoin rights financing obligation from asset swap agreements as of March 31, 2025, as follows:

Investment in Land/Unicoin Right Financing Obligation
Eco Club, Venezuela	$623,749
Vacant Land, California City	5,500
7R-Ranch, Texas	54,730
Investments in land	683,979
Mining rights asset	580,000
Commissions for asset swap agreements paid with unicoin rights	180,959
Unicoin rights financing obligation from asset swap agreements	$1,444,938

Unicoin Rights Issued to Related Parties

The unicoin rights issuances discussed above include a total of 1,155 million unicoin rights, and the respective unicoin rights financing obligation of $2,701 thousand, which represent the cumulative amounts issued to related parties as of March 31, 2025 and December 31, 2024. The composition of these is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		March 31, 2025		December 31, 2024
Nature / Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	51,006,000	$16,200	51,006,000	$16,200
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	548,543,964	54,855	548,526,464	54,852
Discretionary Awards	Officers, Directors & their Families	103,544,127	10,847	126,339,548	14,314
Consideration for Services	Officers, Directors & their Families	433,454	49,251	13,523,333	1,681,697
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	22,000,000	2,570,000	22,000,000	2,570,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	429,333,400	-	429,333,400	-
Total		1,154,860,945	$2,701,153	1,190,728,745	$4,337,063

Other Matters

As of March 31, 2025 and December 31, 2024, the Company had $39 thousand and $35 thousand, respectively, of cash deposits pursuant to completion of the due diligence process required before issuance of unicoin right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of unicoin rights on the condensed consolidated statements of cash flows.

Transaction Loss on Repurchase of Unicoin Rights

During the three months ended March 31, 2025 and 2024, the Company recorded a transaction gain/(loss) on repurchase of unicoin rights amounting to $7 thousand and $(163) thousand (of which $64 thousand were non-cash), respectively.

-	During the three months ended March 31, 2025 and 2024, the transaction gain/(loss) included $7 thousand and $(64) thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration. This component of the transaction loss results from differences between the fair value of the unicoin rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such unicoin rights.

-	During the three months ended March 31, 2025 and 2024, the transaction loss included $0 thousand and $99 thousand, respectively, from repurchased unicoin rights from investors. This component of the transaction loss represented the excess of cash proceeds over the unicoin rights financing obligation that was previously recorded when the investor initially acquired the unicoin rights.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 782,845,442 and 781,065,752 shares of common stock issued and 741,371,729 and 739,614,045 outstanding, net of treasury stock, as of March 31, 2025 and December 31, 2024, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the three months ended March 31, 2025, the Company raised $1,759 (of which $1,757 was raised in cash) thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	2,500	$0.40	$1,000
Round 8	1,757,606	1.00	1,757,760
Total stock issued	1,760,106		$1,758,760

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

Repurchases of Common Stock

During the three months ended March 31, 2025, the Company repurchased 22,006 common stock shares in exchange for consideration of $4 thousand, which were recorded as treasury stock.

Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

NOTE 8 – STOCK-BASED COMPENSATION

The following table summarizes the source and classification of the Company’s stock-based compensation expense:

		Three Months Ended March 31,
Source of Stock-Based Compensation Expense	Classification in the Condensed Consolidated Statements of Operations	2025	2024
Unicorns common stock awards	Cost of revenues	$-	$100,000
Restricted stock units	General and administrative	13,371	13,390
Total Stock-based compensation		$13,371	$113,390

Unicorns Common Stock Awards

On March 14, 2021, Unicorns, a majority-owned subsidiary of the Company, granted Unicorns Common Stock Awards to the executive producers of the Unicorn Hunters TV show. These awards have a grant-date fair value equal to the fair market value of the underlying Unicorns stock on the grant date less present value of expected dividends. During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense within the Cost of Revenues line item of $0 thousand and $100 thousand, respectively, in relation to the vesting of five million Unicorns Common Stock Awards. As of March 31, 2025, five million Unicorns Common Stock Awards remain outstanding and not vested. The total grant-date fair value of the outstanding Unicorns Common Stock Awards amount to $100 thousand, for which no stock-based compensation expense has been recorded as the Company has assessed that performance condition is not probable of being met.

Restricted Stock Units Classified as Equity

The following table summarizes information about RSUs as of and for the three months ended March 31, 2025:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2025	6,526	$0.73
Granted	19,584
Vested	(19,584)
Ending balance - March 31, 2025	6,526	$0.73

The Company recorded $13 thousand and $13 thousand of stock-based compensation expense relating to equity classified RSU’s during the three months ended March 31, 2025 and 2024, respectively.

Stock Options

The following is a summary of stock option activity and related information for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2025	55,110,881	$0.031		4.61	$14,639,230
Granted	-	-
Exercised	-	-
Adjustments	-	-
Ending balance March 31, 2025	55,110,881	$0.031		4.31	$10,813,889
Vested and exercisable as of March 31, 2025	55,110,881	$0.031		4.31	$10,813,889

As of March 31, 2025 and December 31, 2024, there was no unrecognized stock-based compensation for stock options because all outstanding shares were fully vested. For the three months ended March 31, 2025 and 2024, there was no stock-based compensation for stock options.

NOTE 9 – WARRANTS

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

The following table summarizes information about the warrants as of and for the three months ended March 31, 2025:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2025	9,800,000	$0.01
Granted	-
Exercises	-
Forfeited	-
Ending balance - March 31, 2025	9,800,000	$0.01

NOTE 10 – LEASES

As discussed in Note 2, the Company adopted ASC 842 effective January 1, 2022 and applied a modified retrospective transition approach. The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. ROU assets also include adjustments related to prepaid or deferred lease payments. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of March 31, 2025, the remaining lease term of the Company’s operating leases ranges from less than one year to five years.

The components of operating lease expense are as follows:

	The Three Months Ended March 31,
	2025	2024
Operating lease expense in relation to the operating lease liability	$38,160	$47,975
Other lease expenses, such as variable expenses and short-term leases not capitalized	27,714	26,491
Total operating lease expense	$65,874	$74,466

As discussed in Note 2, the Company elected to exclude leases with a term of 12 months or less from its condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company recorded operating lease expense of $28 thousand for those short-term leases.

Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2025	December 31, 2024
Operating leases
Assets:
Operating lease right-of-use assets	$143,796	$177,685
Liabilities:
Current portion of operating lease liabilities	$94,999	$121,335
Operating lease liabilities, noncurrent	52,431	61,098
Total operating lease liabilities	$147,430	$182,433
Other information:
Weighted-average remaining lease term (in years)	1.7	1.8
Weighted-average discount rate %	10.00%	10.00%

As of March 31, 2025, maturities of operating lease liabilities were as follows:

Amount
2025	$94,200
2026	43,655
2027	12,578
2028	10,915
Future operating lease payments	161,348
Imputed interest	(13,918)
Total operating lease liabilities	$147,430

The Company did not have any finance leases during the three months ended March 31, 2025.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

ITSQuest Contingent Divestiture

As more fully discussed in Note 6, the acquisition of ITSQuest included a contingent divestiture clause where if certain trigger events are not achieved by December 31, 2025, ITSQuest would divest back to its founders. If the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,185 thousand, revenues of $3,904 thousand, and generated gross margins of $739 thousand as of and for the three months ended March 31, 2025, respectively.

Asset Swap Agreements

As of March 31, 2025, and through the filing date of this Quarterly Report on Form 10-Q, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been delivered and listed for trading yet, management cannot yet ascertain control over the assets included in such asset swap agreements. Accordingly, management has not recorded these transactions in the consolidated balance sheet. In certain cases, the agreements include project failure or escrow provisions tied to a token launch timeline. Where such conditions have lapsed without fulfillment, the agreements are considered terminated or abandoned in accordance with their terms. Management is currently evaluating next steps, including the legal and accounting implications of such terminations, as well as whether to engage counterparties to renegotiate or revive any of the affected transactions under revised terms. The following represents summaries of each transaction:

●	“Restrepo”: On July 29, 2024, the Company entered into an asset swap agreement (as amended) with Grupo Spira S.A.S., a company organized under the laws of Colombia, pursuant to which the seller agreed to transfer 100% ownership of certain real estate assets to the Company in exchange for rights to receive 4,340,000 unicoin tokens. Pursuant to the terms of the asset swap agreement, the seller is required to transfer the asset by deed. While due diligence has been completed, the transfer of title has not yet occurred. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

●	“Buona Vista”: On June 26, 2024, the Company entered into an Asset Swap Agreement (the “Agreement”) pursuant to its 140 Program with Victor Raul Montenegro Criado, an individual citizen of Peru, and Villa Paradiso S.A.C., a company organized under the laws of Peru (collectively referred to in this paragraph only as the “Seller”). Under the Agreement, the Seller agreed to transfer 100% of the ownership interest in Buona Vista – Casas Club & Resort S.A.C., a Peruvian entity holding certain real estate assets, to the Company in exchange for rights to receive 61,795,216 unicoin tokens. The unicoin token rights will be issued in three tranches, contingent upon the achievement of specified construction milestones related to the real estate assets. The initial ICO date was set for September 30, 2024, and was subsequently extended to March 30, 2025, pursuant to an amendment dated October 23, 2024. The Company did not proceed with the ICO by the extended deadline of March 30, 2025. Accordingly, on April 23, 2025, the parties executed a second amendment to revive and amend the original Agreement, extending the ICO deadline to December 31, 2025. The Company has instructed local counsel to initiate steps to move the transaction to escrow. As of the date of this report, the transaction has not yet moved to escrow; title to the assets has not transferred, and no unicoin rights have been issued in connection with the transaction. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

●	“Bahamas”: On January 24, 2024, the Company entered into two Asset Swap Agreements pursuant to its 140 Program to acquire the beneficial interest in two Bahamian entities, Long Island Investments Ltd. and Newport Harbour Ltd. (collectively referred to in this paragraph only as the “Landholding Companies”), which collectively own specified real estate parcels in the Bahamas. In exchange, the Company agreed to issue a total of 1,108,863,283 unicoin rights. On March 25, 2024, the parties executed an amendment clarifying certain rights and obligations, including provisions related to the conversion of the beneficial interest into full legal ownership. Under the Agreements, as amended, the Company obtained a beneficial interest in the Landholding Companies through a trust declaration, with the option to convert its beneficial interest into full legal ownership of the entities. The Agreements also included a rescission clause stipulating that if the unicoin tokens are not created and listed on crypto exchanges within six months, the Agreements would terminate, and the assets and unicoin rights would revert to the Investors and Company, respectively. The Company did not proceed with the ICO as anticipated under the original Agreements. Accordingly, on September 27, 2024, the parties executed a second amendment extending the ICO deadline to December 31, 2024, and establishing the following interim obligations: (i) Finalize the technical procedures for transferring unicoins to New World Properties SPV Inc.’s crypto wallet; (ii) Facilitate the Company’s ongoing due diligence on the Investor Company and the Properties; and (iii) Complete the conversion of beneficial ownership of shares into full legal ownership of the Landholding Companies, thereby granting the Company full control over the Properties. The second amendment further provides that if, by January 30, 2025, the parties are unable to agree on a new ICO date and no regulatory delay is in effect, the Agreement shall be deemed null and void ab initio, releasing all parties from any liabilities or obligations. The Company did not proceed with the ICO by the extended deadline of December 31, 2024. On May 21, 2025, counsel for New World Properties SPV Inc. notified the Company of its withdrawal from representation, citing the pending SEC lawsuit against the Company as one of the reasons for his withdrawal. In the notice, counsel stated its belief that the transaction between Unicoin and the SPV could not proceed to closing under the current circumstances. This withdrawal abruptly halted the progress that had been made between the parties’ legal counsel toward finalizing an extension of the transaction deadline and completing the conversion of the Company’s beneficial interest into full legal ownership of the Landholding Companies. As a result, the Company must now reengage directly with the relevant investors to assess the status of the transaction and determine whether a path forward remains feasible. However, there is no assurance that the transaction will be consummated.

Due to the existence of the rescission provision in the agreements, and because the Company has not completed the process of converting beneficial ownership into full legal ownership, management has concluded that the criteria for recognition of this transaction in the consolidated balance sheet have not been met.

●	“Greenmall Venezuela”: On November 1, 2023, the Company entered into an asset swap agreement with Shine Investment Corp. a company organized under the laws of Panama (referred to in this paragraph only as the “Seller”), pursuant to which the seller agreed to transfer 100% of the ownership interest in Inversiones Inmobiliarias Petroin CA, a Venezuelan entity owning certain real estate assets, to the Company, in exchange for rights to receive 11,496,800 unicoin rights. Under the terms of the asset swap agreement, all corporate documents related to the transaction were deposited in escrow pending the transfer of the consideration to the designated wallet. As of the date of this report, although the agreement remains in effect, the escrow period has lapsed, the escrow agent has returned the corporate documents to the Seller, and the transaction has not been consummated. Accordingly, management has determined that the criteria for recognition of this transaction in the consolidated balance sheet has not been met.

●	“Colorado”: On October 23, 2023, the Company entered into an Asset Swap Agreement (as amended) with Bart M. Gould and Rozalyn S. Gould, husband and wife residing in the United States (collectively referred to in this paragraph only as the “Sellers”), pursuant to which the Company agreed to acquire certain real estate assets in exchange for 11,564,000 unicoins. On April 23, 2024, the parties amended the Agreement to include a condition requiring that the deed to the assets be released to the Company upon the issuance of the unicoins to the Sellers and their subsequent listing and tradability on a token trading platform or exchange. As of the date of this report, the transaction has not closed, title has not been transferred, and no unicoin rights have been issued in connection with the transaction. Accordingly, management has not met the control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Club 51”: On October 20, 2023, the Company entered into an asset swap agreement with International Mame Industry SAPI de CV, a company organized under the laws of Mexico, pursuant to which the Company agreed to acquire 20% of the equity interest in the Club 51 business, controlled by International Mame Industry SAPI de CV and its subsidiaries. The Club 51 business, which consists of a series of exclusive business clubs, is currently distributed among multiple entities, and is to be reorganized and consolidated prior to closing, such that the Company is to receive a 20% ownership interest in the Club 51 businesses, in exchange for 100,000,000 unicoins. This transaction remains in the due diligence phase, as the corporate consolidation of the Club 51 entities remains incomplete. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Antigua”: On October 16, 2023, the Company entered into an asset swap agreement with Five Island Lands Trust (referred to in this paragraph only as the “Investor”) pursuant to the Company’s 140 Program. The agreement provided that the Company, as the issuer of unicoins, warranted that the ICO would be launched on or before November 15, 2023. If the ICO did not occur by the specified date, the Agreement required the parties to negotiate a new ICO date in good faith within 45 days of the original ICO date. The parties were unable to reach an agreement on a new ICO date. While the agreement does not expressly state that the failure to launch by the ICO date would terminate the Agreement, it does provide that “failure to effect the planned ICO” permits the parties to “challenge the agreement.” As of the date of this report, the transaction has not closed, title to the assets has not transferred, no unicoin rights have been issued, and the agreement remains subject to potential challenge. Accordingly, management has not met the control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Eden Grand Resort”: On August 31, 2023 the Company entered into an asset swap agreement with Mr. Mohammad Al Saeed Adnan and Mr. Chai Trongchitnimit, pursuant to which the Company agreed to acquire certain real estate assets in Chonburri, Thailand in exchange for 671,206,755 unicoins. The assets are to be delivered to Genniwine Inc., a corporation organized under the laws of Thailand, of which the Company controls 49% pursuant to a shareholder agreement in which Alex Konanykhin, acting for the Company, receives the full economic benefits of Genniwine. The assets consist of a development project for a 6-story condominium resort which is under construction, with the unicoins payable in three tranches: (i) 34% deliverable at closing and transfer of title to the Property; (ii) 33% deliverable when construction of the structures proposed to be built on the property is 50% complete; and (iii) 33% deliverable when construction of the structures proposed to be built on the property is 100% complete. Deeds to the assets are currently held in escrow pending delivery of unicoin tokens. The escrow arrangement terminates if tokenized coins not delivered by April 30, 2024, but only with notice from the escrow agent that the transaction is terminated, which notice has not yet been provided. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Finca La Esperanza”: On July 27, 2023, the Company entered into an agreement with Eugenio de la Torre (referred to in this paragraph only as the “Investor”), pursuant to which the Company agreed to issue 36,400,000 Unicoin rights in exchange for real estate assets consisting of the agricultural farm known as “Finca La Esperanza,” located in Cumaribo, Vichada, Colombia. The assets were transferred to the Company by deed on October 23, 2023, and recorded with the local registry in February 2024. The agreement includes a project failure clause, which stipulates that if the Unicoin token was not both tokenized and released for trading within 12 months of the agreement date, the transaction would be deemed terminated, requiring each party to return their respective contributions. As the 12-month period has now lapsed without the token being released for trading, the agreement is deemed terminated in accordance with its terms. This triggers reversionary rights: the real estate assets are to be returned to the Investor, and the 36,400,000 Unicoin rights are to be returned to the Company. Management is currently evaluating next steps, including the legal and logistical process for effecting the reversals, the accounting implications of the transaction, and whether it may be appropriate to engage the Investor in discussions regarding the potential modification or removal of the clawback provisions under the agreement. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Thai Villas”: On May 5, 2023, the Company entered into an asset swap agreement with M.E. Construction, a company organized under the laws of Thailand, pursuant to which the Company agreed to acquire certain real estate assets in Chonburri, Thailand in exchange for 12,800,000 unicoins. The assets are to be delivered to Genniwine Inc., a corporation organized under the laws of Thailand, of which the Company controls 49% pursuant to a shareholder agreement in which Alex Konanykhin, acting for the Company, receives the full economic benefits of Genniwine. The assets are eight villas under construction, with the unicoins payable in two tranches: (i) 60% payable upon execution of the transaction, and (ii) 40% payable upon completion of construction and delivery of the completed assets to the Company. Deeds to the assets are currently held in escrow pending delivery of unicoin tokens. The escrow arrangement terminates if tokenized coins not delivered by April 30, 2024, but only with notice from the escrow agent that the transaction is terminated, which notice has not yet been provided. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Philippine Property Interests”: As of the date of this report, Unicoin Inc. holds contractual rights and certain beneficial interests in various real estate properties located in the Philippines, pursuant to a series of Asset Swap Agreements (“ASAs”) and related instruments entered into with third parties. These agreements contemplate the contribution of real estate assets in exchange for future rights to receive unicoins. However, due to legal restrictions under Philippine law prohibiting foreign entities from holding title to land, Unicoin Inc. is not named as the transferee in any of the Conditional Deeds of Sale associated with these transactions. Legal title is instead expected to be transferred to affiliated Philippine entities. As a result, Unicoin Inc. may not hold direct legal title to, nor a formal, enforceable beneficial interest in, the properties contributed under these ASAs.

Although a separate agreement referencing one such affiliate, UH Properties Inc., provides for certain coordination with Unicoin Inc., it may not expressly secure Unicoin Inc.’s economic rights in the underlying assets once title is transferred. This arrangement may require amendment or replacement to establish a legally enforceable interest. The Company is therefore actively exploring structural and contractual mechanisms to preserve and realize the economic value of these property contributions. Until such mechanisms are implemented and formalized, the Company cannot guarantee its ability to control, monetize, or otherwise benefit from these real estate assets. These interests form part of Unicoin’s broader asset accumulation strategy but are not currently generating revenue or being utilized in active operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 6, as of March 31, 2025 and December 31, 2024, outstanding unicoin rights issued to related parties amounted to 1,155 million unicoin rights valued at $2,701 thousand and 1,191 million unicoin rights valued at $4,337 thousand, respectively.

NOTE 13 – INCOME TAXES

The Company’s annual effective tax rate was (0.40)% and 2.38% for the 3 months ended March 31, 2025 and 2024, respectively. The company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended March 31, 2025 and 2024, there were no significant changes to the total amount of unrecognized tax benefits.

NOTE 14 – NET LOSS PER SHARE

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

Calculation of net losses per share is as follows for the three months ended March 31, 2025 and 2024:

	Three Month Ended March 31,
Basic and Diluted:	2025	2024
Numerator:
Net loss attributable to Unicoin Inc. per the condensed consolidated statements of operations	$(2,038,011)	$(3,854,373)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	740,438,112	732,392,394

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.00)	$(0.01)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Month Ended March 31,
	2025	2024
Stock options outstanding	55,110,881	55,535,881
Warrants for common stock	9,800,000	10,310,000
Restricted stock units	6,526	65,278

NOTE 15 – SEGMENT INFORMATION

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended March 31, 2025, and 2024:

	Three Month Ended March 31,
	2025			2024
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,468,581	$74,857	$4,543,438	$4,901,612	$73,240	$4,974,852
Subscription revenues	48	8,685	8,733	48	3,569	3,617
Unicorn Hunters	19	0	19	77	0	77
Total revenues	$4,468,648	$83,542	$4,552,190	$4,901,737	$76,809	$4,978,546

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2025, and 2024:

	Three Month Ended March 31, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$8,733	$4,543,438	$19	$4,552,190
Cost of revenues	-	3,687,908	5,850	3,693,758
Gross profit (loss)	$8,733	$855,530	$(5,831)	$858,432

	Three Month Ended March 31, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$3,617	$4,974,853	$76	$4,978,546
Cost of revenues	-	3,949,255	105,625	4,054,880
Gross profit (loss)	$3,617	$1,025,598	$(105,549)	$923,666

The following table includes a reconciliation of Gross Profit allocated to segments to Loss Before Income Taxes:

	March 31, 2025	March 31, 2024
Gross Profit allocated to segments, net	$858,432	$923,666
Expenses not allocated to segments, net*	(2,979,659)	(4,653,551)
Loss Before Income Taxes	$(2,121,227)	$(3,729,885)

*	Includes mainly Unicoin marketing expense, stock-based compensation, Unicoin’s right transaction gain or Loss, and other Gen admin expenses, Amortization of intangibles, Bad debt expense and other Gen admin expense Software Development Expense, Impairment of investments in privately held companies, interest income (expense), net, other income (expense), net.

There were no material transactions between reportable segments during the three months ended March 31, 2025 and 2024.

Assets by reportable segment and operating costs by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements other than those described below:

●	Issued 12,039 thousand unicoin rights in exchange of aggregate consideration of $982 thousand (cash of $964 thousand and non-cash of $18 thousand).

●	Issued 152 thousand shares of common stock in exchange of cash consideration of $153 thousand.

●	On May 19, 2025, the Company notified investors under certain deferred payment plan contracts that the respective unicoins had been prepared in accordance with the ERC-20 Token Standard. Under the terms of these contracts, the first installment payment becomes due within ten business days of such notification.

As a result, the Company expects to receive payments totaling approximately $195 million or, alternatively, to take possession of the collateral securing those contracts. As of the date of this 10-Q filing, the Company has collected approximately $1.2 million in payments, pursuant to the deferred payment plan, that became due following the tokenization announcement.

If investors fail to make the required payments within the specified period, the Company may take possession of the following collateral:

Available Form of Collateral	Estimated Fair Value when Collateral was Accepted*
Cash	$741,656
Digital Assets	97,996
Non-Unicoin Inc. Stock	1,769,980
Unicoin Inc. Shares of Common Stock	3,591,461
Unicoin rights	30,430,517
Real Estate	15,586,914
Total	$52,218,524

*	Refer to Note 6 – Unicoin Rights Financing Obligations, for details as to how fair values were determined when such collateral was initially accepted upon execution of the deferred payment plan contract.

As of the issuance date of these financial statements, the Company is evaluating the full financial impact of this event.

●

In May 2025, the Company completed an internal review of its digital asset project involving the UNCN token. For internal purposes, the Company has determined that the smart contract associated with UNCN meets its working definition of “tokenization,” which entails the deployment of a functional and verifiable smart contract capable of minting and transferring tokens in alignment with the Company’s offering framework. The UNCN smart contract has undergone a formal audit under its current name and the identical underlying code, except for a single functional difference, has previously passed a third-party audit under a different naming convention. Specifically, the UNCN smart contract includes a pause feature, whereas the UnicoinX smart contract does not. The Company currently considers tokenization of the UNCN token to be functionally complete; however, no regulatory authority has reviewed or approved this characterization. The Company may consider commissioning an independent audit or issuing a formal certification in the future should it become necessary for regulatory, listing, or disclosure purposes.

●

On June 6, 2025, the Company Directors passed a Board Resolution to refine its description of the unicoin tokens in light of internal strategic decisions and evolving regulatory considerations. While earlier materials referenced the possibility of collateralizing Unicoins or directly linking them to specific asset pools, the Company has determined that it will not collateralize the tokens. Furthermore, references to Unicoins as “asset-backed” shall be understood and used in a general commercial sense, consistent with the dictionary definition of “backed” as “supported by.” This reflects the Company’s intention to use part of the proceeds from token-related activities to invest in equity interests and other holdings expected to support the long-term value of the token. Such references will be clearly explained to investors in the Company’s Private Placement Memorandum, SEC filings, and other purchase-related materials to avoid any implication of legal collateralization or ownership rights.

●	On February 16, 2024, the Company entered into an Asset Swap Agreement with Dan Iacovelli to acquire two real estate-holding entities in exchange for 64,210,342 unicoins. The Investor elected to proceed under an International Coin option, which required the development of an International Coin by September 30, 2024. As this condition was not met and the parties did not agree on a new ICO date within the contractual period, the Agreement automatically terminated. On May 19, 2025, the Investor formally confirmed the termination. As a result, the transaction will not be completed, and no assets or obligations from this agreement are reflected in the financial statements.

●	On December 13, 2023, the Company entered into an Asset Purchase Agreement with German Arochi Barajas and Viviana Arochi Barajas (referred to as the “Sellers”, only in this paragraph), pursuant to which the Seller agreed to transfer 100% ownership of certain real estate assets in Merida, Mexico, to the Company. Following due diligence, the Company identified legal and financial contingencies related to corporate recordkeeping, tax filings, and past deductions, resulting in projected costs to address compliance matters. Furthermore, the agreement includes a project failure provision which states that if unicoin is not tokenized and released for trading within twelve months after the effective date, the agreement shall terminate and the contribution returned to Seller. After further evaluation, the Company elected to terminate the transaction, and the transfer of title did not occur. On June 10, 2025, the Company sent Sellers a formal notice of termination.

●	On November 7, 2023, the Company entered into an asset swap agreement with Green Valley MDM S.A., a company organized under the laws of Panama, pursuant to which the Seller agreed to transfer 100% of the ownership interest in Unicoin Panama S.A.—a Panamanian entity that owns certain real estate assets—to the Company, in exchange for rights to receive 14,784,000 Unicoin tokens. Under the terms of the agreement, the corporate documents effecting the transfer were deposited in escrow, to be released upon confirmation that the consideration (i.e., the Unicoin tokens) had been delivered to the designated wallet. As of the date of this report, the underlying escrow arrangement has expired, and on December 4, 2024, the escrow agent has not provided formal notice regarding the return of the documents. The asset swap agreement also includes a “project failure” clause providing that if Unicoin is not tokenized and released for trading within twelve months of the agreement’s effective date, the agreement shall automatically terminate and the contributed ownership interests must be returned to the Seller. In light of these developments—specifically the expiration of the escrow arrangement and the contingencies under the project failure clause—management has concluded that the criteria for recognition of the transaction in the Company’s consolidated financial statements have not been met and has determined to consider the agreement terminated. On July 28, 2025, the Company sent Seller a formal notice of termination.

●	On June 19, 2025, Unicoin Inc. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Diamond Lake Minerals, Inc. (“DLMI”) and certain shareholders of DLMI, as previously disclosed in a Form 8-K filed on June 20, 2025. The Exchange Agreement provided for the Company to acquire a majority ownership interest in DLMI, subject to the satisfaction of certain closing conditions. Subsequently, the parties entered into a First Amendment to the Exchange Agreement to extend the closing deadline to July 16, 2025. The transaction did not close by that date. As of the date of this filing, the Company is in the process of finalizing a Second Amendment to the Exchange Agreement, which, if executed, would further extend the closing deadline and expressly reinstate, ratify, and reaffirm the terms and conditions of the Exchange Agreement and the First Amendment. However, the Second Amendment has not yet been executed by DLMI, and there is no assurance that the transaction will close.

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

Our Company

Unicoin Inc. was incorporated in Delaware on June 22, 2015, under the name “TransparentBusiness, Inc.” On October 6, 2022, we changed our name to “Unicoin Inc.” Our principal executive offices are located at 228 Park Avenue South 16065, New York, NY 10003 and our phone number is (844) 384-5069.

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

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

Unicoin Inc.

Unicorns Inc.	ItsQuest	SheWorks!
71.88%	**51%**	**100%**
Unicoin LatAm C.A.	Genniwine, Inc.	
99%	**49%**

Subsidiaries Outside of the United States

Outside of the United States, the Company has recently formed subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include Genniwine Inc. (organized in Thailand) and Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold real estate.

Operations in these entities from formation through the date of this Form 10-Q were de minimis.

Non-Subsidiary, but Affiliated Entities Outside the United States

UH Properties Inc.

Unicoin Inc. does not hold any equity ownership or control over UH Properties Inc., a company organized under the laws of the Philippines. However, pursuant to a partnership agreement, Unicoin Inc. may be entitled to receive an economic interest in certain real estate investments located in the Philippines to be acquired by UH Properties Inc. The agreement contemplates that Unicoin Inc. may be entitled to a portion of returns from such investments, subject to the terms and performance of the assets involved. Notwithstanding this arrangement, UH Properties Inc. remains solely responsible for the management, operation, financing, and risks associated with those investments, and any profits or losses are to be borne exclusively by UH Properties Inc. Importantly, UH Properties Inc. is not currently a signatory to the partnership agreement, and as such, Unicoin Inc.’s rights under the agreement may not be fully enforceable against UH Properties Inc.

140 R.E. Properties Inc.

140 R.E. Properties Inc. is a company organized under the laws of the Philippines. Unicoin Inc. does not currently hold any equity interest in, or have any binding contractual agreement with, 140 R.E. Properties Inc. At present, there is no formal arrangement granting Unicoin Inc. any economic rights or interests in the assets or operations of 140 R.E. Properties Inc. Unicoin Inc. is currently evaluating opportunities to formalize a relationship with 140 R.E. Properties Inc., similar to the agreement in place with UH Properties Inc., in order to secure a defined economic interest in real estate investments undertaken by 140 R.E. Properties Inc. To better safeguard Unicoin Inc.’s potential rights and strategic objectives in the region, Unicoin Inc., with the assistance of local counsel, is also exploring a potential restructuring of 140 R.E. Properties Inc.

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

Token Structure

In addition to the businesses it operates through its subsidiaries, the Company tokenized a token called unicoin (“unicoins” or “tokens”). While earlier statements contemplated the potential for unicoins to be supported by reference to certain assets, the Company is currently reassessing this approach in light of evolving regulatory guidance from the U.S. Securities and Exchange Commission. The Company has reviewed and updated its approach to the unicoin token structure in light of evolving regulatory commentary and internal strategic considerations. While prior communications referenced the potential for Unicoins to be “asset-backed” or collateralized, the Company has clarified that it does not intend to collateralize the tokens or tie them to any specific pool of assets. Instead, the Company uses the term “asset-backed” in a general, commercial sense—consistent with its ordinary dictionary meaning—to reflect the Company’s intent to use token-related proceeds to invest in equity and other assets expected to support long-term token value. This characterization is not intended to imply collateralization, guaranteed redemption rights, or that Unicoins represent ownership interests in such assets. The Company plans to further clarify this terminology in future offering documents and marketing materials to ensure transparency and investor understanding.

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

Unicoins

Unicoin Inc. developed a token called unicoin (“unicoins” or “tokens”). We intend to mint a total of 25 billion unicoins. A portion of the minted unicoins will be retained by us; accordingly, the value of these retained unicoins could benefit our stockholders. As of July 14, 2025, we have sold unicoin presale certificates(“Certificates”) to acquire up to approximately 1.8 billion unicoins and raised approximately $45.8 million. We have also agreed to issue Certificates for up to approximately 3.4 billion unicoins through our deferred payment plans (approximately 164 million of which have been issued). Through these deferred payment programs, we are contractually entitled to future installment payments of $195 million (which, if not made, will result in us retaining collateral contributed to us to secure a portion of the payment obligations). Additionally, we have issued Certificates for approximately (i) 726 million unicoins to our stockholders, (ii) 522 million unicoins as discretionary compensation payments to insiders, including employees, (iii) 276 million unicoins to service providers and influencers, (iv) 22 million unicoins to the founders of our affiliate, ITSQuest, and (v) 1.21 billion unicoins through real estate transactions (of which 1.14 billion are cancelable or in an escrow arrangement pending tokenization and title transfer).

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

On August 28, 2024, we notified our existing investors that we were postponing the initial coin offering (“ICO”) of unicoins to conduct a thorough review of our public statements, offering materials and our business in general. We conducted a thorough review of our compliance with applicable regulatory requirements with the assistance of a leading national law firm. We will engage outside legal counsel, as needed and when possible, to support our continued efforts and plans for the launch of Unicoins.

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

Total consideration paid on closing date was $3,800 thousand. Equity sources of funding included 10,000,000 shares of the Company’s common stock to the Sellers at a value of $1,900 thousand and an estimated contingent divestiture feature at a value of $1,900 thousand. As of the closing date, ITSQuest was responsible for an outstanding tax liability in the amount of $5,038 thousand. As result of the tax liability, under the Share Exchange Agreement (“SEA”), the Company withheld in reserve 2,000,000 of the 10,000,000 shares of common stock until the tax liability has been settled. These shares have been held in reserve and subject to an agreed-upon Escrow Agreement.

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

As consideration for the Amended SEA, 2,000,000 of the Company’s shares previously held in escrow, pending resolution of the ITSQuest tax liability that existed at the time of the acquisition, were released to the sellers of ITSQuest and 20,000,000 unicoin rights (i.e., 10,000,000 to each of the two prior ITSQuest owners) were issued upon its execution.

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

As of the date hereof, as a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,185 thousand, revenues of $3,904 thousand, and generated gross margins of $739 thousand as of and for the three months ended March 31, 2025, respectively.

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

Significant Related Party Transactions

A total of 1,155 million unicoin rights valued at $2,701 thousand and 978 million unicoin rights valued at $15,022 thousand were issued to related parties during the three months ended March 31, 2025 and 2024, respectively.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2025	% of Total Revenues	2024	% of Total Revenues
REVENUES:
Staffing revenues	$4,543,438	100%	$4,974,852	100%
Subscription revenues	8,733	0%	3,617	0%
Unicorns revenues	19	0%	77	0%
Total Revenues	4,552,190	100%	4,978,546	100%
COST OF REVENUES:
Staffing cost of revenues	3,687,908	81%	3,949,255	79%
Subscription cost of revenues	0	0%	0	0%
Unicorns cost of revenues	5,850	0%	105,625	2%
Total Cost of Revenues	3,693,758	81%	4,054,880	82%
GROSS PROFIT	858,432	19%	923,666	19%
OPERATING COSTS AND EXPENSES
General and administrative	2,714,839	60%	3,658,039	74%
Sales and marketing	245,314	5%	935,785	19%
Research and development	0	0%	7,113	0%
TOTAL OPERATING COSTS AND EXPENSES	2,960,153	65%	4,600,937	92%
LOSS FROM OPERATIONS	(2,101,721)	(46)%	(3,677,271)	(74)%
Interest income (expense), net	(17,829)	0%	(46,862)	(1)%
Other income (expense), net	(1,677)	0%	(5,752)	0%
LOSS BEFORE INCOME TAXES	(2,121,227)	(47)%	(3,729,885)	(75)%
Income tax benefit (expense)	8,551	0%	(88,585)	(2)%
NET LOSS AND COMPREHENSIVE LOSS	(2,112,676)	(46)%	(3,818,470)	(77)%
Net income (loss) attributable to the non-controlling interest	(74,665)	(2)%	35,903	1%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,038,011)	(45)%	$(3,854,373)	(77)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
TAAS revenues	$4,543,438	$4,974,852	$(431,414)	(9)%
SAAS revenues	8,733	3,617	5,116	141%
Unicorns revenues	19	77	(58)	(75)%
Total Revenues	$4,552,190	$4,978,546	$(426,356)	(9)%

Total revenues decreased by $426 thousand, or (9)%, to 4,552 thousand for the three months ended March 31, 2025, from $4,979 thousand for the three months ended March 31, 2024 and comprised 100% of our total revenues.

TaaS. TAAS revenues decreased by $431 thousand, or (9)%, to $4,543 thousand for the three months ended March 31, 2025, from $4,975 thousand for the three months ended March 31, 2024. The decrease was primarily due to a decrease in ITSQuest related revenues of $426 thousand, or (10)% to 3,904 thousand, for the three months ended March 31, 2025.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorn did not release any episodes of Unicorns during the three months ended March 31, 2025 and 2024, as the Company is currently in the production phase of Season 2.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
TAAS cost of revenues	$3,687,908	$3,949,255	$(261,347)	(7)%
SAAS cost of revenues	-	-	-	-
Unicorns cost of revenues	5,850	105,625	(99,775)	(94)%
Total Cost of Revenues	$3,693,758	$4,054,880	$(361,122)	(9)%

Total cost of revenues decreased by $361 thousand, or 9%, to $3,694 thousand for the three months ended March 31, 2025, from $4,055 thousand for the three months ended March 31, 2024.

TaaS. TAAS cost of revenues decreased by $261 thousand, or 7%, to $3,688 thousand. The decrease was proportional to the decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $100 thousand to $6 thousand for the three months ended March 31, 2025, compared to $106 thousand, for the three months ended March 31, 2024. The increase in Cost of Revenues was mainly to the stock-based compensation expense of $100 thousand in relation to the earning of five million Unicorns Common Stock Awards by executive producers of Unicorn Hunters. No episodes were produced during each of the three months ended March 31, 2025 and 2024.

General and administrative

General and administrative expenses decreased by $943 thousand, or 26%, to $2,715 thousand for the three months ended March 31, 2025, from $3,658 thousand for the three months ended March 31, 2024. This decrease was primarily driven by a $1,487 thousand reduction in accounting, taxes and professional fees paid with unicoin rights, partially offset by a $554 thousand increase in credit loss expense and legal fees.

Sales and marketing

Sales and marketing expenses decreased by $690 thousand, or 74%, to $245 thousand for the three months ended March 31, 2025. The decreased was primarily due to the decrease in sales & marketing expenses paid with unicoin rights as consideration, which amounted to $189 thousand and a decrease in recurring marketing expenses amounted to $530 thousand.

Interest income (expense), net

Net interest expense decreased by $29 thousand, or 62% to $18 thousand for the three months ended March 31, 2025, from $47 thousand for the three months ended March 31, 2024. The change was primarily due to a net reduction in factoring expense of $18 thousand.

Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Income tax benefit (expense)	$8,551	$(88,585)	$(97,136)	110
Effective tax rate	0.40%	(2.38)%

The Company recorded income tax expense (income) of $(9) thousand and $89 thousand for the three months ended March 31, 2025 and 2024, respectively. The resulting effective tax rate was (0.40)% and 2.38% for the three months ended March 31, 2025 and 2024, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended March 31, 2025 and 2024, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest decreased by $(111) thousand, or (308)%, to a net loss of $(75) thousand for the three months ended March 31, 2025. Our non-controlling interest holders in ITSQuest were allocated income (loss) of $(58) thousand and income of $265 thousand for the three months ended March 31, 2025 and 2024, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(164) thousand and $(334) thousand for the three months ended March 31, 2025 and 2024, respectively. Non-controlling interest in ITSQuest and Unicorns represented an ownership interest of 49% and 28.12%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $2,773 thousand available as of March 31, 2025. Based on currently available capital resources (cash and cash equivalents on hand as of March 31, 2025), we estimate that at our current cash “burn rate”, we would be able to conduct our planned operations for approximately one month without raising additional equity or debt financing, assuming we do not fail to develop and launch the unicoin during that period or we do not fail to negotiate an extension to avoid a divestiture from ITSQuest. If we do fail to launch unicoins during that period, the Company will need to obtain additional financing to continue its operations. and if we do not launch unicoins at any point in the future, we believe the Company would be required to pay the significant financing obligation that it has incurred with respect to the unicoin rights, which would also require additional financing. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $11,013 thousand. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoin is not launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2024, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the unicoin has been resolved.

From January 1, 2025 through March 31, 2025, the Company issued unicoin rights in exchange of consideration consisting of cash $848 thousand and operating expenses paid with unicoin rights amounting to approximately $79 thousand.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousand)	2025	2024
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(2,347)	$(3,070)
Net cash used in by investing activities	(82)	-
Net cash provided by financing activities	2,604	953
Net increase in cash and cash equivalents	$175	$(2,117)

Cash Used in Operating Activities

Cash flows used in operating activities decreased by $723 thousand to $(2,347) thousand for the period ended March 31, 2025, compared to $(3,070) thousand for the period ended March 31, 2024. Net cash used in operating activities for the three months ended March 31, 2025, was due to our net loss of $(2,113) thousand, a decrease in operating assets, net of liabilities of $(607) thousand and non-cash items of $373 thousand. Net cash used in operating activities for the three months ended March 31, 2024, was due to our net loss of $(3,818) thousand, an increase in operating assets and liabilities of $71 thousand and non-cash items of $677 thousand.

Cash (Used in) Provided by Investing Activities

Net cash flows used in investing activities increased by $82 thousand to $82 thousand for the three months ended March 31, 2025. The increase in net cash used in by investing activities was mainly due to purchases of digital assets and USD Coin, net of proceeds from sales of $82 thousand during the three months ended March 31, 2025.

Cash Provided by Financing Activities

Net cash flows provided by financing activities increased by $1,651 thousand to $2,605 thousand for the three months ended March 31, 2025, compared to $953 thousand for the three months ended March 31, 2024. The increase in net cash provided by financing activities was mainly due to an increase in proceeds from the issuance of common stock of $1,757 thousand, partially offset by a decrease from sales of unicoin rights of $203 thousand.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements presented in the Annual Report on Form 10-K. Our critical accounting policies and estimates are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K. Our significant and critical accounting policies and estimates have not changed significantly since the filing of the Annual Report on Form 10-K, except for as described in Note 2 to the condensed consolidated financial statement included in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements

See “Significant Accounting Policies” in Note 2 of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $2,773 thousand available as of March 31, 2025, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Foreign Currency Exchange Risk

Our reporting currency is the United States dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are currently denominated in U.S. dollars, although we also have sales internationally. Therefore, our revenue is not currently subject to significant foreign currency risk, but that may change in the future. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ended March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEC v. Unicoin Inc., et. al. On May 20, 2025, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil enforcement action against Unicoin Inc. and certain individuals, including its directors Silvina Moschini and Alex Konanykhin, its former General Counsel Richard Devlin, and Alejandro Dominguez, in the United States District Court for the Southern District of New York. The action is captioned Securities and Exchange Commission v. Unicoin Inc. f/k/a TransparentBusiness, Inc., et al., Case No. 1:25-cv-4245 (S.D.N.Y.). The complaint alleges violations of various provisions of the federal securities laws in connection with Unicoin’s offer and sale of digital assets, including Unicoin tokens, as well as alleged material misstatements and omissions in communications with investors. The SEC is seeking injunctive relief, disgorgement of proceeds, civil monetary penalties, officer and director bars, and other equitable relief. We believe the claims are without merit and intend to vigorously defend against the allegations. The litigation may result in financial liability, restrictions on future capital-raising efforts, or reputational harm, and could materially affect Unicoin’s business, operations, and prospects.

Additional Pending Litigation

In addition to the SEC litigation described above, the following legal matters are currently pending:

Christopher DiFonzo v. Unicoin, Inc. and Alex Konanykhin, United States District Court for the Southern District of New York, Case No. 25-cv-2600: Plaintiff alleges that Unicoin and its CEO failed to compensate him for services rendered in connection with cryptocurrency compliance and business development. Claims include breach of contract and failure to reimburse expenses. The defendants dispute the claims. The matter remains pending.

Jovan Tadic v. Unicoin, Inc. and Alex Konanykhin, Superior Court of California, County of Contra Costa, Case No. C24-02710: Tadic, by assignment from a third party, alleges Unicoin failed to deliver over one million tokens and certain equity interests. The complaint includes claims for breach of contract and alter ego liability and seeks declaratory and monetary relief. The defendants dispute the claims. The matter remains pending. The outcome of this case could result in monetary liability or reputational impact for Unicoin.

Pickholz v. TransparentBusiness, Inc. et al., United States District Court for the District of New Jersey, Civil Action No. 22-2504 (ES)(JBC): Pickholz, a former CFO, alleges retaliation, equity-related claims, and wage violations. On June 26, 2025, the Court dismissed several of Pickholz’s claims with prejudice (including those related to Dodd-Frank retaliation and salary-based claims) but allowed others to proceed. Discovery is ongoing. The defendants dispute the claims, and the matter remains pending. The outcome of this case could result in monetary liability or reputational impact for Unicoin.

BeeFree, LLC v. Unicoin, Inc. and Silvina Moschini, United States District Court for the Southern District of Florida, Case No. 0:24-cv-22408-ALTMAN/LETT: On June 21, 2024, BeeFree, LLC filed a lawsuit against Unicoin, Inc. and Silvina Moschini. The parties subsequently entered into a confidential settlement agreement resolving the dispute. While the terms of the agreement remain confidential, the settlement contemplates dismissal of the case, contingent upon the satisfaction of certain conditions. The Company intends to comply fully with the agreement and expects the matter to be formally dismissed thereafter. The Company does not expect this matter to have a material adverse impact on its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/22	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 6/30/23	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$0.40	5,278,029	**	5/1/24 to 1/31/25	Rule 506(c); Reg. S
$1.00	1,541,965		5/22/24 to 10/31/24	Rule 506(c); Reg. S
$1.00	1,853,906		2/1/25 to 4/30/25	Rule 506(c); Reg. S
$2.00	2,000		4/1/25 to 4/30/25	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13.
**	Shareholders as of April 15, 2024 were granted a right to purchase a limited number of common stock shares at $0.40, which approximates the fair value of the common stock.

Fundraising Transaction – Offering of Unicoin Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Accounted Dates***	Exemption
$0.0014	462,000,000	9/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.0074	747,600	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.01	1,368,399,680	2/24/22 to 4/4/25	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.02	51,071,400	8/1/24 to 4/5/25	Rule 506(c); Reg. S
$0.03	713,333	3/01/24 to 4/4/25	Rule 506(c); Reg. S
$0.04	49,940,000	8/1/24 to 4/5/25	Rule 506(c); Reg. S
$0.05	57,077,533	3/12/22 to 4/4/25	Rule 506(c); Reg. S
$0.05	243,626,226	5/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 7/31/24	Rule 506(c); Reg. S
$0.06	1,769,167	8/1/24 to 4/4/25	Rule 506(c); Reg. S
$0.07	19,200,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.08	5,315,000	4/1/23 to 4/4/24	Rule 506(c); Reg. S
$0.089	30,395,447	12/1/22 to 12/31/24	Rule 506(c); Reg. S
$0.09	11,860,000	8/1/24 to 4/5/25	Rule 506(c); Reg. S
$0.1	129,913,168	3/18/22 to 4/4/25	Rule 506(c); Reg. S
$0.101	7,190,181	3/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.11	1,365,000	4/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.12	234,000	5/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.122	6,636,946	6/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.13	125,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.14	1,415,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.15	35,000	3/01/24 to 4/4/25	Rule 506(c); Reg. S
$0.16	160,000	3/1/25 to 4/4/25	Rule 506(c); Reg. S
$0.18	100,000	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.19	27,500	1/12/24 to 12/31/24	Rule 506(c); Reg. S
$0.2	12,305,395	9/8/22 to 4/5/25	Rule 506(c); Reg. S
$0.3	1,106,394	9/1/22 to 4/4/25	Rule 506(c); Reg. S
$0.35	1,236,314	6/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.3511	1,899,741	3/01/24 to 12/31/24	Rule 506(c); Reg. S
$0.373	3,813,247	9/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.395	5,512,710	9/1/24 to 4/4/25	Rule 506(c); Reg. S
$0.4	5,255,821	11/2/22 to 4/4/25	Rule 506(c); Reg. S
$0.493	2,548,317	4/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.459	1,058,133	10/31/23 to 4/4/25	Rule 506(c); Reg. S
$0.5	8,108,731	3/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.52	9,334	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.75	8,815,597	4/1/24 to 4/5/25	Rule 506(c); Reg. S

*	The price per unicoin right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of unicoin rights issued at the specified price.
**	Unicoin rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 6 – Unicoin rights financing obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those unicoin rights.
***	The date represents when the unicoin right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

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

Unicoin Inc.

Date: August 1, 2025	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer