Form 10-Q
period 2025-06-30
Unicoin Inc.
filed 2025-08-14
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 742,071,561 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$2,725,535	$2,598,208
Trade receivables payable in cash	1,915,315	2,121,839
Prepaid expenses and other current assets	1,135,434	1,064,031
Indemnification asset	5,329,935	5,196,624
TOTAL CURRENT ASSETS	11,106,219	10,980,702
Property and equipment, net	20,229	26,925
Investment in land	682,723	683,979
Mining rights	580,000	580,000
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,155,141	2,418,159
Investment in privately-held companies	8,096,528	8,163,528
Other assets	3,547	3,200
Operating lease right-of-use assets	109,654	177,685
TOTAL ASSETS	$26,619,736	$26,899,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,324,315	$2,255,273
Income tax payable	29,809	8,431
Accrued expenses	3,356,864	3,934,324
Accrued payroll liabilities	874,193	634,603
Deferred revenue	4,438	3,940
ITSQuest tax liability	5,084,930	4,991,620
Short-term debt	100,000	100,000
Operating lease liabilities, current	85,603	121,335
Other current liabilities	77,078	245,692
TOTAL CURRENT LIABILITIES	11,937,230	12,295,218
Deferred income tax liability, net	278,617	278,617
Unicoin rights financing obligation	112,139,020	109,910,781
Operating lease liabilities, noncurrent	26,569	61,098
TOTAL LIABILITIES	124,381,436	122,545,714

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 783,554,955 and 781,065,752 issued; 742,071,711 and 739,614,045 outstanding, net of treasury stock as of June 30, 2025 and December 31, 2024, respectively	783,555	781,066
Treasury stock, at cost; 41,483,244 and 41,451,707 shares as of June 30, 2025 and December 31, 2024, respectively	(4,079,979)	(4,074,110)
Additional paid-in capital	76,781,662	74,714,958
Accumulated deficit	(170,421,973)	(166,330,117)
TOTAL UNICOIN INC. STOCKHOLDERS’ DEFICIT	(96,936,735)	(94,908,203)
Non-controlling interest	(824,965)	(737,638)
TOTAL STOCKHOLDERS’ DEFICIT	(97,761,700)	(95,645,841)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,619,736	$26,899,873

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES	$4,710,547	$5,606,046	$9,262,737	$10,584,592
COST OF REVENUES	3,796,626	4,471,117	7,490,383	8,525,997
GROSS PROFIT	913,921	1,134,929	1,772,354	2,058,595
OPERATING COSTS AND EXPENSES
General and administrative	2,849,768	9,911,868	5,564,607	13,569,907
Sales and marketing	(89,786)	9,668,578	155,528	10,604,363
Research and development	85,176	2,935	85,176	10,048
TOTAL OPERATING COSTS AND EXPENSES	2,845,158	19,583,381	5,805,311	24,184,318
LOSS FROM OPERATIONS	(1,931,237)	(18,448,452)	(4,032,957)	(22,125,723)
Interest income (expense), net	(12,837)	(32,837)	(30,666)	(79,699)
Other income (expense), net	(68,363)	(768)	(70,040)	(6,520)
LOSS BEFORE INCOME TAXES	(2,012,437)	(18,482,057)	(4,133,663)	(22,211,942)
Income tax expense	(54,070)	(86,451)	(45,520)	(175,036)
NET LOSS AND COMPREHENSIVE LOSS	(2,066,507)	(18,568,508)	(4,179,183)	(22,386,978)
Less: net income (loss) attributable to the non-controlling interest	(12,662)	(104,601)	(87,327)	(68,698)
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(2,053,845)	$(18,463,907)	$(4,091,856)	$(22,318,280)
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.03)
Weighted average common shares outstanding used to compute basic and diluted loss per share	741,672,903	733,501,778	741,058,919	733,022,325

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’ Equity	Unicoin Inc. Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2023	773,232,422	$773,233	$72,999,935	(40,912,140)	$(3,880,025)	$(131,375,466)	$(61,482,323)	$(1,463,525)	$(62,945,848)
Stock-based compensation expense	219,584	219	113,171	-	-	-	113,390	-	113,390
Repurchase of common stock	-	-	-	(6,262)	(2,255)	-	(2,255)	-	(2,255)
Ownership interest increase in Unicorns Inc.	-	-	203,726	-	-	-	203,726	(943,226)	(739,500)
Net Income (Loss)	-	-	-	-	-	(3,854,373)	(3,854,373)	35,903	(3,818,470)
Balance as of March 31, 2024	773,452,006	773,452	73,316,832	(40,918,402)	(3,882,280)	(135,229,839)	(65,021,835)	(2,370,848)	(67,392,683)

Issuance of common stock	5,018,484	5,018	2,464,294	-	-	-	2,469,312	-	2,469,312
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Exercise of stock options and warrants	540,000	540	(486)	-	-	-	54	-	54
Repurchase of common stock	-	-	-	(443,339)	(159,051)	-	(159,051)	-	(159,051)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(18,463,907)	(18,463,907)	(104,601)	(18,568,508)
Balance as of June 30, 2024	779,030,074	$779,030	$75,793,991	(41,361,741)	$(4,041,331)	$(153,693,745)	$(81,162,055)	$(2,475,449)	$(83,637,504)

Balance as of December 31, 2024	781,065,752	$781,066	$74,714,958	(41,451,707)	$(4,074,110)	$(166,330,117)	$(94,908,203)	$(737,638)	$(95,645,841)
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Issuance of common stock	1,760,106	1,760	1,757,000	-	-	-	1,758,760	-	1,758,760
Repurchase of common stock	-	-	-	(22,006)	(3,547)	-	(3,547)	-	(3,547)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,038,011)	(2,038,011)	(74,665)	(2,112,676)
Balance as of March 31, 2025	782,845,442	$782,846	$76,485,309	(41,473,713)	$(4,077,657)	$(168,368,128)	$(95,177,630)	$(812,303)	$(95,989,933)

Issuance of common stock	151,650	152	153,248	-	-	-	153,400	-	153,400
Stock-based compensation expense	-	-	143,662	-	-	-	143,662	-	143,662
Exercise of stock options and warrants
Repurchase of common stock	-	-	-	(9,531)	(2,322)	-	(2,322)	-	(2,322)
Issuance of common stock upon release of restricted stock units	557,863	557	(557)	-	-	-	-	-	-
Net Income (Loss)						(2,053,845)	(2,053,845)	(12,662)	(2,066,507)
Balance as of June 30, 2025	783,554,955	$783,555	$76,781,662	(41,483,244)	$(4,079,979)	$(170,421,973)	$(96,936,735)	$(824,965)	$(97,761,700)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,179,183)	$(22,386,978)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	157,033	126,761
Operating expenses paid with unicoin rights	157,990	7,278,418
Transaction loss on reacquisition of unicoin rights	(7,452)	5,585,419
Net operating expenses paid with digital assets, net of customer payments with digital assets	215,770	20,025
Impairment of investment in privately-held companies	67,000	-
Impairment of digital assets	-	6,246
Realized gain on disposal of digital assets	68,524	-
Depreciation and amortization expense	184,062	182,562
Credit Loss Expense	12,207	41,736
Non-cash operating lease expense	76,319	84,052
Interest income from the five-year deferred payment plan	(347)	-
Changes in operating assets and liabilities:
Trade receivables payable in cash	194,317	162,427
Prepaid expenses and other current assets	(179,882)	(344,264)
Other assets	77,555	(2,500)
Accounts payable	(3,913)	322,654
Accrued expenses and payroll liabilities	(282,661)	3,078,863
Deferred revenue	497	(541)
Operating lease liability	(78,549)	(84,219)
ITSQuest, Inc. indemnification asset / tax liability	(40,000)	(135,004)
Other liabilities	(53,524)	(129,695)
Net cash used in operating activities	(3,614,237)	(6,194,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term debt	-	(125,200)
Net proceeds from sales and repurchases of unicoin rights	1,852,029	1,545,896
Proceeds from issuance of common stock	1,890,526	2,459,813
Repurchase of common stock	(991)	(1,625)
Proceeds from exercise of stock options and warrants	-	54
Repayment of related party loan payable	-	(51,398)
Net cash provided by financing activities	3,741,564	3,827,540

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	127,327	(2,366,498)
CASH AND CASH EQUIVALENTS—Beginning of period	2,598,208	6,462,171
CASH AND CASH EQUIVALENTS—End of period	$2,725,535	$4,095,673

Supplemental Non-Cash Disclosures:
Reduction of non-controlling interest upon ownership interest increase in Unicorns, Inc.	$-	$943,226
Market value of digital assets received as proceeds from issuance of common stock	$21,480	$9,500
Market value of digital assets received as proceeds from sales of unicoin rights	$35,015	$32,551
Expenses paid by related party on behalf of the Company	$41,704	$-
Recognition of operating lease right-of-use assets and operating lease liabilities in relation to new operating leases	$-	$31,899

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024 AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 1 – ORGANIZATION AND OPERATIONS

Description of Business

Unicoin Inc. (“Unicoin” or the “Company”) is a Delaware corporation incorporated in 2015. In addition to a wholly owned operating company running a Software-as-a-Service (“SaaS”) and Talent-as-a-Service (“TaaS”) platform, and a majority-owned staffing agency, the Company is also the majority owner of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

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

We have begun exploring possible service providers and exchanges which can assist an eventual launch of the unicoins. As of March 30, 2025, and through the filing date of this Quarterly Report on Form 10-Q, the Company has not issued any unicoins and the tokens have been prepared under UNCN ticker using the ERC-20 standard.

On August 28, 2024, the Company notified its existing investors that it had postponed its initial coin offering of unicoins in order to conduct a thorough review of its public statements, offering materials and its business in general. The Company conducted a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm. The Company cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue its efforts and plans for exchange listings. As of June 30, 2025 and through the subsequent period, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

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

Token Structure

In addition to the businesses it operates through its subsidiaries, the Company tokenized a token called unicoin. While earlier statements contemplated the potential for unicoins to be supported by reference to certain assets, the Company is currently reassessing this approach in light of evolving regulatory guidance from the U.S. Securities and Exchange Commission. The Company has reviewed and updated its approach to the unicoin token structure in light of evolving regulatory commentary and internal strategic considerations. While prior communications referenced the potential for unicoins to be “asset-backed” or collateralized, the Company has clarified that it does not intend to collateralize the tokens or tie them to any specific pool of assets. Instead, the Company uses the term “asset-backed” in a general, commercial sense—consistent with its ordinary dictionary meaning—to reflect the Company’s intent to use part of the token-related proceeds to invest in equity and other assets expected to support long-term token value. This characterization is not intended to imply collateralization, guaranteed redemption rights, or that unicoins represent ownership interests in such assets. The Company plans to further clarify this terminology in future offering documents and marketing materials to ensure transparency and investor understanding.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $(4,179) thousand and $(22,387) thousand and used cash in operating activities of $(3,614) thousand and $(6,194) thousand for the six months ended June 30, 2025 and 2024, respectively, and has an accumulated deficit of $(170,422) thousand and $(166,330) thousand as of June 30, 2025 and December 31, 2024, respectively, and expects to incur future additional losses.

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

Cash in Excess of FDIC Insured Amounts

As of June 30, 2025 and December 31, 2024, the Company had $2,221 thousand and $2,059 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

Concentrations of Revenues and Accounts Receivable

The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Three Months Ended June 30,			Six Months Ended June 30,
Customer Reference	2025	2024		2025	2024
Customer A	25%	24%		24%	25%
Customer B	12%	-	*	12%	12%

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	June 30, 2025	December 31, 2024
Customer A	27%	32%
Customer B	18%	18%
Customer C	- *	13%

*	Accounts Receivable from this customer did not amount to 10% or more of Accounts Receivable as of the period reported.

ITSQuest’s Accounts Receivable Financing Arrangement With a Financial Institution (“Factor”)

As of June 30, 2025 and December 31, 2024, the Company recorded an asset and liability of $0 thousand and $84 thousand, respectively, towards the Factor which is included in other current liabilities on the Company’s condensed consolidated balance sheets. The cost of factoring is included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2025 and 2024, the Company incurred $1 thousand and $8 thousand in factoring fee expense, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred $1 thousand and $26 thousand in factoring fee expense, respectively.

Marketing Expenses

During the three months ended June 30, 2025 and 2024, the Company incurred marketing expenses of $(248) thousand and $9,320 thousand, respectively, of which $7 thousand and $7,779 thousand were paid for by exchanging unicoin rights with such fair value. During the six months ended June 30, 2025 and 2024, the Company incurred marketing expenses of $(220) thousand and $10,076 thousand, respectively, of which $11 thousand and $7,981 thousand were paid for by exchanging unicoin rights with such fair value.

Depreciation and Amortization Expense

The Company’s depreciation and amortization expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer Reference	2025	2024	2025	2024
Amortization expense from acquisition related intangible assets	$88,684	$88,684	$177,368	$177,368
Depreciation expense from property and equipment	3,347	2,596	6,694	5,194
Total depreciation and amortization expense	$92,031	$91,280	$184,062	$182,562

NOTE 3 – FAIR VALUE MEASUREMENT

The Company’s USDC balance as of June 30, 2025 and December 31, 2024 amounted to $5 thousand and $44 thousand respectively (included within the prepaid and other current assets line item of the condensed consolidated balance sheets).

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of June 30, 2025

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$1,988,874	$1,988,874	$-	$-	$1,988,874

As of December 31, 2024

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$1,875,633	$1,875,633	$-	$-	$1,875,633

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

NOTE 4 – GOODWILL, INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS AND USDC

The Company’s intangible assets consist of the following:

	June 30, 2025	December 31, 2024
Acquisition-related intangible assets	$2,155,139	$2,332,506
Digital assets	2	85,653
Total intangible assets, net	$2,155,141	$2,418,159

Goodwill and Acquisition-Related Intangible Assets

As of both June 30, 2025 and December 31, 2024, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill during the three and six months ended June 30, 2025 and 2024.

Acquisition-related intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

		June 30, 2025
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$920,028	$2,090,972
Trade Names	5 years	770,000	705,833	64,167
		$3,781,000	$1,625,861	$2,155,139

		December 31, 2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$819,661	$2,191,339
Trade Names	5 years	770,000	628,833	141,167
		$3,781,000	$1,448,494	$2,332,506

Amortization expense related to intangible assets was $89 thousand and $177 thousand for the three months and six months ended June 30, 2025, respectively. Amortization expense related to intangible assets was $89 thousand and $177 thousand for the three months and six months ended June 30, 2024, respectively. As of June 30, 2025, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2025 (since July 1, 2025)	$164,534
2026	200,733
2027	200,733
2028	200,733
2029	200,733
Thereafter	1,187,673
Total	$2,155,139

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

During the six months ended June 30, 2025 and 2024, the Company received digital assets as consideration from investors for the purchases of unicoin rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Litecoin (LTC), Tether (USDT) and Wrapped Ethereum (WETH). unicoins rights are more fully discussed in Note 6. The Company utilized $216 thousand and $28 thousand of its digital asset holdings for vendor payments during the six months ended June 30, 2025 and 2024, respectively.

During the three months ended June 30, 2025 and 2024, the Company recorded less than $1 thousand, respectively, of impairment losses on digital assets. During the six months ended June 30, 2025 and 2024, the Company recorded $0 thousand and $6 thousand, respectively, of impairment losses on digital assets. Impairment losses are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2025 and 2024, the Company identified a gain of digital assets and USDC amounting to $66 thousand and $0 thousand, respectively. During the six months ended June 30, 2025 and 2024, the Company identified a gain of digital assets and USDC amounting to $69 thousand and $0 thousand, respectively.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Bitcoin (BTC)	$-	$1,050
Tether	2	1,965
Ethereum (ETH) and Wrapped Ethereum (WETH)	-	14,019
Total	$2	$17,034

			Ethereum/		Three Months Ended June 30,
	Tether	Bitcoin	Wrapped	USD Coin	2025	2024
Beginning balance	$-	$78,399	$-	$-	$78,399	$14,559
Received as consideration in sales of unicoin rights	2			29,995	29,997	2,969
Vendors payments				(116,370)	(116,370)	-
Received as consideration in sales of common stock				5,000	5,000	-
Proceeds from disposal of digital assets		(144,498)		31,982	(112,516)	-
Realized gain on disposal of digital assets		66,682		(272)	66,410
Payments from customers						-
Write-off					-	(494)
Fees and other		(583)		49,665	49,082	-
Ending balance	$2	$-	$-	$-	$2	$17,034

			Ethereum/		Six Months Ended June 30,
	Tether	Bitcoin	Wrapped	USD Coin	2025	2024
Beginning balance	$-	$78,399	$7,254	$-	$85,653	$1,254
Received as consideration in sales of unicoin rights	2			34,995	34,997	32,551
Vendors payments				(215,770)	(215,770)	(28,338)
Received as consideration in sales of common stock				21,480	21,480	9,500
Proceeds from disposal of digital assets		(144,498)	(9,360)	121,363	(32,495)	-
Realized gain on disposal of digital assets		66,681	2,144	(287)	68,538
Payments from customers						8,310
Write-off						(6,246)
Fees and other		(582)	(38)	38,219	37,599	3
Ending balance	$2	$-	$-	$-	$2	$17,034

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $0 thousand and $86 thousand as of June 30, 2025 and December 31, 2024, respectively.

NOTE 5 – DEBT

As of June 30, 2025 the Company held short-term debt of $100 thousand (the “unsecured notes”). The Company did not hold any long-term debt as of June 30, 2025 or December 31, 2024. The unsecured notes bear interest at a rate of 20.0% per annum, payable, at maturity, and mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted.

The unsecured notes generally rank pari-passu relative to other unsecured obligations. As of June 30, 2025, $100 thousand of unsecured notes were outstanding and all are due and payable during the year ended December 31, 2025 to the extent holders do not elect to extend one additional year.

Interest expense on unsecured notes of $5 thousand and $12 thousand was incurred during the three months ended June 30, 2025 and 2024, respectively. Interest expense on Unsecured Notes of $11 thousand and $27 thousand was incurred during the six months ended June 30, 2025 and 2024, respectively. Interest expense was recorded as accrued expenses in the condensed consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the unsecured notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the unsecured notes as of June 30, 2025 approximates their carrying amounts. Substantially all of the Unsecured Notes were due and payable during the three months ended September 30, 2025 to the extent holders do not elect to extend one additional year.

NOTE 6 – UNICOIN RIGHTS FINANCING OBLIGATION

The Company is offering rights (“unicoin rights” or “rights”) to receive unicoins with terms and conditions set forth in a confidential private placement memorandum dated February 2022 and updated periodically thereafter (“the Offering”). The Offering is being conducted pursuant to an exemption from U.S. securities registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) thereunder. Each U.S. domiciled investor in unicoin rights must be an “accredited investor,” as defined in Rule 501 of the Securities Act.

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

As of June 30, 2025, the Company has not issued any unicoins. However, on July 16, 2025, the Company entered into a settlement agreement under which it granted the counterparty rights to receive 350,000 unicoins, subject to certain restrictions and conditions. The agreement arose in connection with the resolution of a legal dispute. No unicoins have been issued to date under that agreement. There can be no assurance as to when, or on what additional terms, further unicoins will be available to be issued, if at all.

To date, the Company has issued 5,123,205,002 unicoin rights (excluding those unicoin rights the Company has committed but not issued pursuant to the five-year deferred payment program and the ten-year prepaid plan, and the token rights granted under a settlement agreement executed on July 16, 2025). There are currently 75,944 total holders of unicoin rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins of 69,480, and 6,464 purchasers worldwide. Of these, 1,762 are US Citizen investors (27.26% of purchasers), and 4,702 (6.18% of holders) are non-US citizens or were not verified (72.74%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given unicoin rights for free, and thus were not sold unicoin rights.

As of June 30, 2025 and December 31, 2024, the Company has issued rights to acquire 7.2 billion and 7.1 billion unicoins, respectively. As of June 30, 2025 and December 31, 2024, the outstanding financing obligation related to unicoin rights was $112,139 thousand and $109,911 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to launch the unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the unicoin rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the three months ended June 30, 2025 and 2024, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $79 thousand and $6,863 thousand, respectively. During the six months ended June 30, 2025 and 2024, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $158 thousand and $7,278 thousand, respectively.

The following table summarizes the components of the unicoin rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of		June 30, 2025		December 31, 2024
Unicoin Right Holder	Form of Consideration	Units	Amount	Units		Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,874,056,961	$45,540,882	1,850,019,968		$43,551,938
Unicoin Inc. Shareholders	Non-Cash Dividends	726,189,126	72,619	727,725,875		72,773
Employee, Contractors, Directors	Discretionary Compensation	522,395,275	52,240	521,771,178		52,177
Service Providers, Influencers and Employees	Services and Employee Labor	275,940,817	37,201,075	273,733,579		37,048,661
Subtotal		3,398,582,179	82,866,816	3,373,250,600		80,725,549
ITSQuest Contingent Divestiture Amendment	Contract Amendment	22,000,000	2,570,000	22,000,000		2,570,000
Five-Year Deferred Payment Plan	Cash	3,315,030,500	23,079,812	3,260,484,068	*	22,963,296
Ten-Year Prepaid Plan	Cash	7,913,046	2,178,710	8,337,046	*	2,206,998
Asset Swap and related commission	Land and mining rights	464,896,751	1,443,682	464,896,751		1,444,938
Total		7,208,422,476	$112,139,020	7,128,968,465		$109,910,781

*	Unicoin rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.
**	On July 16, 2025, the Company entered into a binding agreement to grant rights to receive 350,000 unicoins as part of the settlement of a legal matter. These rights have not yet been issued and are not reflected in the table above, as the related obligation is not currently recorded on the Company’s balance sheet. The Company will evaluate the accounting treatment of the grant in future periods based on further developments.

Sales to Investors

As of June 30, 2025 and December 31, 2024, the unicoin rights financing obligation associated with sales to Investors amounted to $45,541 thousand and $43,552 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of unicoin rights have a reasonable right to either 1) receive the number of unicoins specified in their unicoin rights agreement upon the future launch of the unicoin or 2) a refund of the amount invested in anticipation of the future and launch of unicoins. Therefore, all amounts received from sales to Investors have been recorded as a unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of unicoin rights, prior to finalizing any plan to market and sell rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such rights. As a result, the Company has ascribed de minimis value to all unicoin rights issued to shareholders on February 10, 2022. As of June 30, 2025 and December 31, 2024, the unicoin rights financing obligation associated non-cash dividend of unicoin rights amounted to $73 thousand, respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the unicoin rights agreement, on a per unicoin right basis, the amount that holders would be entitled to if the unicoin is not ultimately launched is de minimis in relation to the actual fair value per unicoin right. As of June 30, 2025 and December 31, 2024, the unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $52 thousand, respectively.

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

These contracts do not specify the value of services rendered by the Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of June 30, 2025, and December 31, 2024, the unicoin rights financing obligation associated with unicoin rights issued to service providers, influencers and employees amounted to $37,201 thousand and $37,049 thousand, respectively.

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

The following table summarizes the pledged collateral pursuant to the deferred payment plan as of June 30, 2025 and December 31, 2024:

	Estimated Fair Value of Collateral Submitted
Form of Collateral Received	June 30, 2025	December 31, 2024
Cash	$747,656	$716,406
Digital Assets	97,996	97,996
Non-Unicoin Inc. Stock	1,769,980	1,769,980
Unicoin Inc. Shares of Common Stock	3,591,461	3,410,556
Unicoin rights	30,449,257	30,970,832
Real Estate	15,586,914	15,586,914
Total	$52,243,264	$52,552,684

The fair value of the collateral received by the Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non-Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin rights – Based on fair value of unicoin rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate - Based on third-party appraisal as of the date the asset was accepted as collateral.

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

	June 30, 2025	December 31, 2024
Cash Receipts	$1,809,000	$1,897,000
Accrued Interest	369,710	309,998
Unicoin rights financing obligation, Ten-Year Prepaid Plan	$2,178,710	$2,206,998

After five years following the deposit (the “interest vesting date”), a portion of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of unicoins. The remaining proceeds did not include a contractual interest rate. Proceeds subject to contractual interest are as follows:

	June 30, 2025	December 31, 2024
Proceeds subject to interest	$1,543,500	$1,629,500
Exempt from contractual interest	265,500	267,500
Total	$1,809,000	$1,897,000

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

Asset Swap Agreement and Related Commission

The Company records assets on the condensed consolidated balance sheets for the fair value (as determined by a third-party specialist) of land and mining rights received in exchange of unicoin rights. The Company recorded investments in land and mining rights assets, and the respective unicoin rights financing obligation from asset swap agreements as of June 30, 2025, as follows:

Investment in Land/Unicoin Right Financing Obligation
Eco Club, Venezuela	$623,749
Vacant Land, California City	4,244
7R-Ranch, Texas	54,730
Investments in land	682,723
Mining rights asset	580,000
Commissions for asset swap agreements paid with unicoin rights	180,959
Unicoin rights financing obligation from asset swap agreements	$1,443,682

Unicoin Rights Issued to Related Parties

The unicoin rights issuances discussed above include a total of 1,152 million unicoin rights valued at $2,775 thousand and 1,191 million unicoin rights valued at $4,337 thousand were issued to related parties as of June 30, 2025 and December 31, 2024, respectively. The composition of these is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		June 30, 2025		December 31, 2024
Nature / Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	51,006,000	$16,200	51,006,000	$16,200
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	548,276,989	54,828	548,526,464	54,852
Discretionary Awards	Officers, Directors & their Families	105,273,438	11,020	126,339,548	14,314
Consideration for Services	Officers, Directors & their Families	956,711	123,431	13,523,333	1,681,697
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	22,000,000	2,570,000	22,000,000	2,570,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	424,333,400	-	429,333,400	-
Total		1,151,846,538	$2,775,479	1,190,728,745	$4,337,063

Other Matters

As of June 30, 2025 and December 31, 2024, the Company had $26 thousand and $35 thousand, respectively, of cash deposits pursuant to completion of the due diligence process required before issuance of unicoin right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of unicoin rights on the condensed consolidated statements of cash flows.

Transaction Loss on Repurchase of Unicoin Rights

During the six months ended June 30, 2025 and 2024, the Company recorded a transaction gain/(loss) on repurchase of unicoin rights amounting to $(7) thousand and $5,832 thousand, respectively.

-	During the six months ended June 30, 2025 and 2024, the transaction gain/(loss) included $(7) thousand and $5,733 thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration. This component of the transaction loss results from differences between the fair value of the unicoin rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such unicoin rights.

-	During the six months ended June 30, 2025 and 2024, the transaction loss included $0 thousand and $99 thousand, respectively, from repurchased unicoin rights from investors. This component of the transaction loss represented the excess of cash proceeds over the unicoin rights financing obligation that was previously recorded when the investor initially acquired the unicoin rights.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 783,554,955 and 781,065,752 shares of common stock issued and 742,071,711 and 739,614,045 outstanding, net of treasury stock, as of June 30, 2025 and December 31, 2024, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the three months ended June 30, 2025 and 2024, the Company issued common stock as follows:

	Three Months Ended June 30, 2025
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	2,500	$0.40	$1,000
Round 8	145,900	1.00	145,900
Round 9	3,250	2.00	6,500
Total stock issued	151,650		$153,400

*	Total proceeds from the issuance of common stock for the three months ended June 30, 2025 of $153 thousand consisted of $148 thousand and $5 thousand in cash and digital assets, respectively.

	Three Months Ended June 30, 2024
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	4,248,619	0.40	$1,699,447
Round 7	769,865	1.00	769,865
Total stock issued	5,018,484		$2,469,312	*

*	Total proceeds from the issuance of common stock for the three months ended June 30, 2024 of $2,469 thousand consisted of $2,469 thousand and $0 thousand in cash and digital assets, respectively.

During the six months ended June 30, 2025 and 2024, the Company, issued common stock as follows:

	Six Months Ended June 30, 2025
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	5,000	0.40	$2,000
Round 8	1,903,506	1.00	1,903,506
Round 9	3,250	2.00	6,500
Total stock issued	1,911,756		$1,912,006	*

*	Total proceeds from the issuance of common stock for the six months ended June 30, 2025 of $1,912 thousand consisted of $1,891 thousand and $21 thousand in cash and digital assets, respectively.

	Six Months Ended June 30, 2024
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	4,248,619	0.40	$1,699,448
Round 7	769,865	1.00	769,865
Total stock issued	5,018,484		$2,469,313	*

*	Total proceeds from the issuance of common stock for the six months ended June 30, 2024 of $2,469 thousand consisted of $2,460 thousand and $9 thousand in cash and digital assets, respectively.

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

Repurchases of Common Stock

During the three months ended June 30, 2025 and 2024, the Company repurchased 9,531 and 443,339 shares in exchange for $2 thousand and $159 thousand, respectively. During the six months ended June 30, 2025 and 2024, the Company repurchased 31,537 and 449,601 shares in exchange for $6 thousand and $161 thousand, respectively. The repurchases were recorded as treasury stock. Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

NOTE 8 – STOCK-BASED COMPENSATION

The following table summarizes the source and classification of the Company’s stock-based compensation expense:

		Three Months Ended June 30,
Source of Stock-Based Compensation Expense	Classification in the Condensed Consolidated Statements of Operations	2025	2024
Unicorns common stock awards	Cost of revenues	$-	$-
Restricted stock units	General and administrative	143,662	13,371
Total Stock-based compensation		$143,662	$13,371

		Six Months Ended June 30,
Source of Stock-Based Compensation Expense	Classification in the Condensed Consolidated Statements of Operations	2025	2024
Unicorns common stock awards	Cost of revenues	$-	$100,000
Restricted stock units	General and administrative	157,033	26,741
Total Stock-based compensation		$157,033	$126,741

Unicorns Common Stock Awards

On March 14, 2021, Unicorns, a majority-owned subsidiary of the Company, granted Unicorns Common Stock Awards to the executive producers of the Unicorn Hunters TV show. These awards have a grant-date fair value equal to the fair market value of the underlying Unicorns stock on the grant date less present value of expected dividends. During the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense within the Cost of Revenues line item of $0 thousand and $0 thousand, respectively, in relation to the vesting of five million Unicorns Common Stock Awards. During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense within the Cost of Revenues line item of $0 thousand and $100 thousand, respectively. As of June 30, 2025, five million Unicorns Common Stock Awards remain outstanding and not vested. The total grant-date fair value of the outstanding Unicorns Common Stock Awards amounts to $100 thousand, which was recognized as stock-based compensation expense during the period ending June 30, 2024; however, no stock-based compensation expense has been recorded for the six months ending June 30, 2025, as the Company has assessed that the performance condition is not probable of being met.

Restricted Stock Units Classified as Equity

The following table summarizes information about RSUs as of and for the six months ended June 30, 2025:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2025	6,526	$0.73
Granted*	551,960
Vested*	(557,863)
Forfeited	2
Ending balance - June 30, 2025	625	$0.73

*	During 2020, the Company issued 540,000 shares of common stock, with an aggregate fair value of $135,000, to certain ambassadors in consideration for services rendered during 2018 and 2020. These issuances were not recorded for the years ended December 31, 2018 and 2020. Accordingly, an adjustment has been reflected in the consolidated statement of stockholders’ equity for the current period to correct these prior omissions.

The Company recorded $144 thousand and $13 thousand of stock-based compensation expense relating to equity classified RSU’s during the three months ended June 30, 2025 and 2024, respectively. The Company recorded $157 thousand and $27 thousand of stock-based compensation expense relating to equity classified RSU’s during the six months ended June 30, 2025 and 2024, respectively.

Stock Options

The following is a summary of stock option activity and related information for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2025	55,110,881	$0.031		4.61	$14,639,230
Granted	-	-
Exercised	-	-
Adjustments	-	-
Ending balance June 30, 2025	55,110,881	$0.031		4.61	$12,453,321
Vested and exercisable as of June 30, 2025	55,110,881	$0.031		4.61	$12,453,321

As of June 30, 2025 and December 31, 2024, there was no unrecognized stock-based compensation for stock options because all outstanding shares were fully vested. For the three months ended June 30, 2025 and 2024, there was no stock-based compensation for stock options. For the six months ended June 30, 2025 and 2024, there was no stock-based compensation for stock options.

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

The following table summarizes information about the warrants as of and for the three months and six months ended June 30, 2025:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2025	9,800,000	$0.01
Granted	-
Exercises	-
Forfeited	-
Ending balance - June 30, 2025	9,800,000	$0.01

NOTE 10 – LEASES

The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028.

The components of operating lease expense are as follows:

	Six Months Ended June 30,
	2025	2024
Operating lease expense in relation to the operating lease liability	$76,319	$84,052
Other lease expenses, such as variable expenses and short-term leases not capitalized	77,842	92,802
Total operating lease expense	$154,161	$176,854

	Three Months Ended June 30,
	2025	2024
Operating lease expense in relation to the operating lease liability	$38,160	$43,746
Other lease expenses, such as variable expenses and short-term leases not capitalized	50,128	58,642
Total operating lease expense	$88,288	$102,388

Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2025	December 31, 2024
Operating leases
Assets:
Operating lease right-of-use assets	$109,654	$177,685
Liabilities:
Current portion of operating lease liabilities	$85,603	$121,335
Operating lease liabilities, noncurrent	26,569	61,098
Total operating lease liabilities	$112,172	$182,433
Other information:
Weighted-average remaining lease term (in years)	1.7	1.8
Weighted-average discount rate %	10.00%	10.00%

As of June 30, 2025, maturities of operating lease liabilities were as follows:

Amount
2025 (last six months of the calendar year)	$54,925
2026	43,655
2027	12,578
2028	10,915
Future operating lease payments	122,073
Imputed interest	(9,901)
Total operating lease liabilities	$112,172

The Company did not have any finance leases during the six months ended June 30, 2025.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its consolidated financial statements. For a detailed discussion of pending legal proceedings, refer to Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

Indemnification Obligations

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

ITSQuest Contingent Divestiture

As more fully discussed in Note 6, the acquisition of ITSQuest included a contingent divestiture clause where if certain trigger events are not achieved by December 31, 2025, ITSQuest would divest back to its founders. If the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,408 thousand, as of June 30, 2025. For the three months ended June 30, 2025 and 2024, ITSQuest generated revenues of $4,096 thousand and $4,994 thousand, and gross margins of $812 thousand and $987 thousand, respectively. For the six months ended June 30, 2025 and 2024, ITSQuest generated revenues of $8,000 thousand and $9,324 thousand, and gross margins of $1,550 thousand and $1,884 thousand, respectively.

Asset Swap Agreements

As of June 30, 2025, and through the filing date of this Quarterly Report on Form 10-Q, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been delivered and listed for trading yet, management cannot yet ascertain control over the assets included in such asset swap agreements. Accordingly, management has not recorded these transactions in the consolidated balance sheet. In certain cases, the agreements include project failure or escrow provisions tied to a token launch timeline. Where such conditions have lapsed without fulfillment, the agreements are considered terminated or abandoned in accordance with their terms. Management is currently evaluating next steps, including the legal and accounting implications of such terminations, as well as whether to engage counterparties to renegotiate or revive any of the affected transactions under revised terms. The following represents summaries of each transaction:

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

●	“Greenmall Venezuela”: On November 1, 2023, the Company entered into an asset swap agreement with Shine Investment Corp. a company organized under the laws of Panama (referred to in this paragraph only as the “Seller”), pursuant to which the seller agreed to transfer 100% of the ownership interest in Inversiones Inmobiliarias Petroin CA, a Venezuelan entity owning certain real estate assets, to the Company, in exchange for rights to receive 11,496,800 unicoin rights. Under the terms of the asset swap agreement, all corporate documents related to the transaction were deposited in escrow pending the transfer of the consideration to the designated wallet. As of the date of this report, although the agreement remains in effect, the escrow period has lapsed, the escrow agent has returned the corporate documents to the Seller, and the transaction has not been consummated. Accordingly, management has determined that the criteria for recognition of this transaction in the consolidated balance sheet has not been met.

●	“Colorado”: On October 23, 2023, the Company entered into an Asset Swap Agreement (as amended) with Bart M. Gould and Rozalyn S. Gould, husband and wife residing in the United States (collectively referred to in this paragraph only as the “Sellers”), pursuant to which the Company agreed to acquire certain real estate assets in exchange for 11,564,000 unicoins. On April 23, 2024, the parties amended the Agreement to include a condition requiring that the deed to the assets be released to the Company upon the issuance of the unicoins to the Sellers and their subsequent listing and tradability on a token trading platform or exchange. As of the date of this report, the transaction has not closed, title has not been transferred, and no unicoin rights have been issued in connection with the transaction. Accordingly, management has not met the control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Club 51”: On October 20, 2023, the Company entered into an asset swap agreement with International Mame Industry SAPI de CV, a company organized under the laws of Mexico, pursuant to which the Company agreed to acquire 20% of the equity interest in the Club 51 business, controlled by International Mame Industry SAPI de CV and its subsidiaries. The Club 51 business, which consists of a series of exclusive business clubs, is currently distributed among multiple entities, and is to be reorganized and consolidated prior to closing, such that the Company is to receive a 20% ownership interest in the Club 51 businesses, in exchange for 100,000,000 unicoins. This transaction remains in the due diligence phase, as the corporate consolidation of the Club 51 entities remains incomplete. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Antigua”: On October 16, 2023, the Company entered into an asset swap agreement with Five Island Lands Trust (referred to in this paragraph only as the “Investor”) pursuant to the Company’s 140 Program. The agreement provided that the Company, as the issuer of unicoins, warranted that the ICO would be launched on or before November 15, 2023. If the ICO did not occur by the specified date, the Agreement required the parties to negotiate a new ICO date in good faith within 45 days of the original ICO date. The parties were unable to reach an agreement on a new ICO date. While the agreement does not expressly state that the failure to launch by the ICO date would terminate the Agreement, it does provide that “failure to effect the planned ICO” permits the parties to “challenge the agreement.” As of the date of this report, the transaction has not closed, title to the assets has not transferred, no unicoin rights have been issued, and the agreement remains subject to potential challenge. Accordingly, management has not met the control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Eden Grand Resort”: On August 31, 2023 the Company entered into an asset swap agreement with Mr. Mohammad Al Saeed Adnan and Mr. Chai Trongchitnimit, pursuant to which the Company agreed to acquire certain real estate assets in Chonburri, Thailand in exchange for 671,206,755 unicoins. The assets are to be delivered to Genniwine Inc., a corporation organized under the laws of Thailand, of which the Company controls 49% pursuant to a shareholder agreement in which Alex Konanykhin, acting for the Company, receives the full economic benefits of Genniwine. The assets consist of a development project for a 6-story condominium resort which is under construction, with the unicoins payable in three tranches: (i) 34% deliverable at closing and transfer of title to the Property; (ii) 33% deliverable when construction of the structures proposed to be built on the property is 50% complete; and (iii) 33% deliverable when construction of the structures proposed to be built on the property is 100% complete. Deeds to the assets are currently held in escrow pending delivery of unicoin tokens. The escrow arrangement terminates if tokenized coins not delivered by April 30, 2024, but only with notice from the escrow agent that the transaction is terminated, which notice has not yet been provided. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Finca La Esperanza”: On July 27, 2023, the Company entered into an agreement with Eugenio de la Torre (referred to in this paragraph only as the “Investor”), pursuant to which the Company agreed to issue 36,400,000 unicoins rights in exchange for real estate assets consisting of the agricultural farm known as “Finca La Esperanza,” located in Cumaribo, Vichada, Colombia. The assets were transferred to the Company by deed on October 23, 2023, and recorded with the local registry in February 2024. The agreement includes a project failure clause, which stipulates that if the unicoin token was not both tokenized and released for trading within 12 months of the agreement date, the transaction would be deemed terminated, requiring each party to return their respective contributions. As the 12-month period has now lapsed without the token being released for trading, the agreement is deemed terminated in accordance with its terms. This triggers reversionary rights: the real estate assets are to be returned to the Investor, and the 36,400,000 unicoins rights are to be returned to the Company. Management is currently evaluating next steps, including the legal and logistical process for effecting the reversals, the accounting implications of the transaction, and whether it may be appropriate to engage the Investor in discussions regarding the potential modification or removal of the clawback provisions under the agreement. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Thai Villas”: On May 5, 2023, the Company entered into an asset swap agreement with M.E. Construction, a company organized under the laws of Thailand, pursuant to which the Company agreed to acquire certain real estate assets in Chonburri, Thailand in exchange for 12,800,000 unicoins. The assets are to be delivered to Genniwine Inc., a corporation organized under the laws of Thailand, of which the Company controls 49% pursuant to a shareholder agreement in which Alex Konanykhin, acting for the Company, receives the full economic benefits of Genniwine. The assets are eight villas under construction, with the unicoins payable in two tranches: (i) 60% payable upon execution of the transaction, and (ii) 40% payable upon completion of construction and delivery of the completed assets to the Company. Deeds to the assets are currently held in escrow pending delivery of unicoin tokens. The escrow arrangement terminates if tokenized coins not delivered by April 30, 2024, but only with notice from the escrow agent that the transaction is terminated, which notice has not yet been provided. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Philippine Property Interests”: As of the date of this report, Unicoin Inc. holds contractual rights and certain beneficial interests in various real estate properties located in the Philippines, pursuant to a series of Asset Swap Agreements (“ASAs”) and related instruments entered into with third parties. These agreements contemplate the contribution of real estate assets in exchange for future rights to receive unicoins. However, due to legal restrictions under Philippine law prohibiting foreign entities from holding title to land, Unicoin Inc. is not named as the transferee in any of the Conditional Deeds of Sale associated with these transactions. Legal title is instead expected to be transferred to affiliated Philippine entities. As a result, Unicoin Inc. may not hold direct legal title to, nor a formal, enforceable beneficial interest in, the properties contributed under these ASAs.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 6, as of June 30, 2025 and December 31, 2024, outstanding unicoin rights issued to related parties amounted to 1,152 million and 1,191 million unicoin rights, respectively. As of June 30, 2025 and December 31, 2024, these unicoin rights were valued at $2,775 thousand and $4,337 thousand, respectively.

NOTE 13 – INCOME TAXES

The Company’s annual effective tax rate was (2.6)% and (0.5)% for the 3 months ended June 30, 2025 and 2024, respectively. The resulting effective tax rates were (1.1)% and (0.8)% for the six months ended June 30, 2025 and 2024, respectively. The company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended June 30, 2025 and 2024, there were no significant changes to the total amount of unrecognized tax benefits.

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

Calculation of net loss per share is as follows for the three months and six months June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(2,053,845)	$(18,463,907)	$(4,091,856)	$(22,318,280)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	741,672,903	733,501,778	741,058,919	733,022,325

Net loss per common share attributable to Unicoin inc., basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.03)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options outstanding	55,110,881	55,305,881	55,110,881	55,305,881
Warrants for common stock	9,800,000	9,800,000	9,800,000	9,800,000
Restricted stock units	625	45,694	625	45,694

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended June 30, 2025, and 2024:

	Three Months Ended June 30,
	2025			2024
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,654,000	49,697	4,703,697	$5,525,739	$66,496	$5,592,235
Subscription revenues	24	6,826	6,850	48	11,173	11,221
Unicorn Hunters	-	-	-	-	2,590	2,590
Total revenues	$4,654,024	56,523	4,710,547	$5,525,787	$80,259	$5,606,046

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
	2025			2024
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$9,122,580	124,554	9,247,134	$10,427,351	$139,736	$10,567,087
Subscription revenues	72	15,512	15,584	96	14,742	14,838
Unicorn Hunters	19	-	19	77	2,590	2,667
Total revenues	$9,122,671	140,066	9,262,737	$10,427,524	$157,068	$10,584,592

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended June 30, 2025, and 2024:

	Three Month Ended June 30, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$6,850	4,703,697	$-	$4,710,547
Cost of revenues	-	3,790,776	5,850	3,796,626
Gross profit (loss)	$6,850	912,921	$(5,850)	$913,921

	Three Months Ended June 30, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$11,221	$5,592,235	$2,590	$5,606,046
Cost of revenues	-	4,460,027	11,090	4,471,117
Gross profit (loss)	$11,221	$1,132,208	$(8,500)	$1,134,929

The following tables set forth certain reportable segment information relating to the Company’s operations for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$15,584	9,247,134	$19	$9,262,737
Cost of revenues	-	7,478,683	11,700	7,490,383
Gross profit (loss)	$15,584	1,768,451	$(11,681)	$1,772,354

	Six Months Ended June 30, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$14,838	$10,567,087	$2,667	$10,584,592
Cost of revenues	-	8,409,282	116,715	8,525,997
Gross profit (loss)	$14,838	$2,157,805	$(114,048)	$2,058,595

The following table includes a reconciliation of Gross Profit allocated to segments to Loss Before Income Taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross Profit allocated to segments, net	$913,921	1,134,929	$1,772,354	2,058,595
Expenses not allocated to segments, net*	(81,200)	(33,604)	(100,706)	(86,218)
Loss Before Income Taxes	$(2,012,437)	(18,482,057)	$(4,133,663)	(22,211,942)

*	Includes mainly Unicoin marketing expense, stock-based compensation, unicoins’s right transaction gain or Loss, and other Gen admin expenses, Amortization of intangibles, Bad debt expense and other Gen admin expense Software Development Expense, Impairment of investments in privately held companies, interest income (expense), net, other income (expense), net.

There were no material transactions between reportable segments during the six months ended June 30, 2025 and 2024.

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

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements other than those described below:

●	Issued 8,527 thousand unicoin rights in exchange of aggregate consideration of $371 thousand (cash of $380 thousand and non-cash of $(8) thousand).

●	Issued 29 thousand shares of common stock in exchange of cash consideration of $23 thousand.

As a result, the Company expects to receive payments totaling approximately $200 million or, alternatively, to take possession of the collateral securing those contracts. As of the date of this 10-Q filing, the Company has collected approximately $1.5 million in payments, pursuant to the deferred payment plan, that became due following the tokenization announcement.

If investors fail to make the required payments within the specified period, the Company may take possession of the following collateral:

Available Form of Collateral	Estimated Fair Value when Collateral was Accepted*
Cash	$655,906
Digital Assets	97,996
Non-Unicoin Inc. Stock	1,769,980
Unicoin Inc. Shares of Common Stock	3,579,173
Unicoin rights	30,452,967
Real Estate	15,586,915
Total	$52,142,937

*	Refer to Note 6 – Unicoin Rights Financing Obligations, for details as to how fair values were determined when such collateral was initially accepted upon execution of the deferred payment plan contract.

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

●	As previously disclosed, Unicoin Inc. (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) on June 19, 2025, with Diamond Lake Minerals Inc. (“DLMI”) and certain shareholders of DLMI. The Agreement contemplated the acquisition by the Company of certain outstanding shares of DLMI in exchange for shares of the Company’s common stock. The transaction was initially scheduled to close on or before July 9, 2025.

●	On July 9, 2025, DLMI and its shareholders executed a First Amendment to extend the closing deadline to July 16, 2025. However, due to the pending resolution of certain open items related to deliverables, negotiations continued. In furtherance of those discussions, the Company prepared and circulated a Second Amendment on July 21, 2025, which would have extended the closing deadline to August 8, 2025.

●	On July 29, the Company delivered formal notice to DLMI and its shareholders alleging breach and requesting execution of the Second Amendment to extend the closing deadline. In response, DLMI issued its own written allegation of breach and refused to extend closing unless Unicoin agreed to certain pre-closing conditions not enumerated in the written Agreement.

●	The Company believes that DLMI and its shareholders failed to perform material obligations under the Agreement, including timely closing. As a result, the deadline for closing has passed. The Company expressly reserves all rights and remedies under the Agreement and applicable law, including claims for breach of contract and specific performance, in the event it elects to affirm the Agreement.

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

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

Unicoin Inc.

Subsidiary	Ownership
Unicorns Inc.	**71.88%**
ItsQuest	**51%**
SheWorks!	**100%**
Unicoin LatAm C.A.	**99%**
Genniwine, Inc.	**49%**

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

Unicoins

Unicoin Inc. developed a token called unicoin (“unicoins” or “tokens”). We intend to mint a total of 25 billion unicoins. A portion of the minted unicoins will be retained by us; accordingly, the value of these retained unicoins could benefit our stockholders. As of August 5, 2025, we have sold unicoin presale certificates (“Certificates”) to acquire up to approximately 1.9 billion unicoins and raised approximately $45.9 million. We have also agreed to issue Certificates for up to approximately 3.3 billion unicoins through our deferred payment plans (approximately 167 million of which have been issued). Through these deferred payment programs, we are contractually entitled to future installment payments of $572 million (which, if not made, will result in us retaining collateral contributed to us to secure a portion of the payment obligations). Additionally, we have issued Certificates for approximately (i) 726 million unicoins to our stockholders, (ii) 522 million unicoins as discretionary compensation payments to insiders, including employees, (iii) 276 million unicoins to service providers and influencers, (iv) 22 million unicoins to the founders of our affiliate, ITSQuest, and (v) 1.21 billion unicoins through real estate transactions (of which 1.15 billion are cancelable or in an escrow arrangement pending tokenization and title transfer).

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

As of the date hereof, as a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,408 thousand, revenues of $8,000 thousand, and generated gross margins of $1,550 thousand as of and for the six months ended June 30, 2025, respectively.

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

Significant Related Party Transactions

A total of 300 thousand unicoin rights valued at $3 thousand and 675 thousand unicoin rights valued at $310 thousand were issued to related parties during the three months ended June 30, 2025 and 2024, respectively. A total of 671 thousand unicoin rights valued at $138 thousand and 1,350 thousand unicoin rights valued at $643 thousand were issued to related parties during the six months ended June 30, 2025 and 2024, respectively.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025 and 2024 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Six Months Ended June 30,
	2025	% of Total Revenues	2024	% of Total Revenues
REVENUES:
Staffing revenues	$9,247,134	100%	$10,567,087	100%
Subscription revenues	15,584	-%	14,838	-%
Unicorns revenues	19	-%	2,667	-%
Total Revenues	9,262,737	100%	10,584,592	100%
COST OF REVENUES:
Staffing cost of revenues	7,478,683	81%	8,409,282	80%
Subscription cost of revenues	-	-%	-	-%
Unicorns cost of revenues	11,700	-%	116,715	1%
Total Cost of Revenues	7,490,383	81%	8,525,997	81%
GROSS PROFIT	1,772,354	19%	2,058,595	19%
OPERATING COSTS AND EXPENSES
General and administrative	5,564,607	60%	13,569,907	128%
Sales and marketing	155,528	2%	10,604,363	100%
Research and development	85,176	1%	10,048	-%
TOTAL OPERATING COSTS AND EXPENSES	5,805,311	63%	24,184,318	229%
LOSS FROM OPERATIONS	(4,032,957)	(44)%	(22,125,723)	(209)%
Interest income (expense), net	(30,666)	-%	(79,699)	(1)%
Other income (expense), net	(70,040)	1%	(6,520)	0%
LOSS BEFORE INCOME TAXES	(4,133,663)	(45)%	(22,211,942)	(210)%
Income tax expense	(45,520)	-%	(175,036)	(2)%
NET LOSS AND COMPREHENSIVE LOSS	(4,179,183)	(45)%	(22,386,978)	(212)%
Less: net income (loss) attributable to the non-controlling interest	(87,327)	(1)%	(68,698)	(-1)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(4,091,856)	(44)%	$(22,318,280)	(211)%

Revenues

The following table presents our revenue for the periods indicated.

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
TAAS revenues	$9,247,134	$10,567,087	$(1,319,953)	(12)%
SAAS revenues	15,584	14,838	746	5%
Unicorns revenues	19	2,667	(2,648)	(99)%
Total Revenues	$9,262,737	$10,584,592	$(1,321,855)	(12)%

Total revenues decreased by $1,322 thousand, or (12)%, to $9,263 thousand for the six months ended June 30, 2025, from $10,585 thousand for the six months ended June 30, 2024 and comprised 100% of our total revenues.

TaaS. TAAS revenues decreased by $1,320 thousand, or (12)%, to $9,247 thousand for the six months ended June 30, 2025, from $10,567 thousand for the six months ended June 30, 2025. The decrease was primarily due to a decrease in ITSQuest related revenues of $1,324 thousand, or (14)% to 8,000 thousand, for the six months ended June 30, 2025.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorn did not release any episodes of Unicorns during the six months ended June 30, 2025 and 2024, as the Company is currently in the production phase of Season 2.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
TAAS cost of revenues	$7,478,683	$8,409,282	$(930,599)	(11)%
SAAS cost of revenues	-	-	-	-
Unicorns cost of revenues	11,700	116,715	(105,015)	(90)%
Total Cost of Revenues	$7,490,383	$8,525,997	$(1,035,614)	(12)%

Total cost of revenues decreased by $1,036 thousand, or 12%, to $7,490 thousand for the six months ended June 30, 2025, from $8,526 thousand for the six months ended June 30, 2024.

TaaS. TAAS cost of revenues decreased by $931 thousand, or 11%, to $7,479 thousand. The decrease was proportional to the decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $105 thousand, or 90% to $12 thousand for the six months ended June 30, 2025, compared to $117 thousand, for the six months ended June 30, 2024. The increase in Cost of Revenues was mainly to the stock-based compensation expense of $100 thousand in relation to the earning of five million Unicorns Common Stock Awards by executive producers of Unicorn Hunters. No episodes were produced during each of the six months ended June 30, 2025 and 2024.

General and administrative

General and administrative expenses decreased by $8,005 thousand, or 59%, to $5,565 thousand for the six months ended June 30, 2025, from $13,570 thousand for the six months ended June 30, 2024. This decrease was primarily driven by a $5,840 thousand transaction loss on reacquisition of unicoin rights from investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration, $1,143 thousand reduction in accounting, taxes and professional fees, $835 thousand paid with unicoin rights, $237 thousand travel expenses partially offset by a $200 thousand increase settlement and $130 thousand stock-based compensation expenses.

Sales and marketing

Sales and marketing expenses decreased by $10,449 thousand, or 99%, to $156 thousand for the six months ended June 30, 2025. The decrease was primarily due to the decrease in sales & marketing expenses paid with unicoin rights as consideration, which amounted to $7,970 thousand and a decrease in recurring marketing expenses amounted to $2,325 thousand.

Interest income (expense), net

Net interest expense increased by $49 thousand, or (61)% to $(31) thousand for the six months ended June 30, 2025, from $(80) thousand for the six months ended June 30, 2024. The change was primarily due to a net reduction in factoring expense of $25 thousand.

Provision for Income Taxes

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Income tax benefit (expense)	$(45,520)	$(175,036)	$129,516	(74)%
Effective tax rate	(1.1)%	(0.8)%

The Company recorded income tax expense of $46 thousand and $175 thousand for the six months ended June 30, 2025 and 2024, respectively. The resulting effective tax rate was (1.1)% and (0.8)% for the six months ended June 30, 2025 and 2024, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the six months ended June 30, 2025 and 2024, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest increased by $(19) thousand, or 27%, to a net loss of $(87) thousand for the six months ended June 30, 2025. Our non-controlling interest holders in ITSQuest were allocated income (loss) of $67 thousand and income of $183 thousand for the six months ended June 30, 2025 and 2024, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(118) thousand and $(252) thousand for the six months ended June 30, 2025 and 2024, respectively. Our non-controlling interest holders in Unicoin International were allocated a loss of $(36) thousand and $0 thousand for the six months ended June 30, 2025 and 2024, respectively. Non-controlling interest in ITSQuest, Unicorns, and Unicoin International represented an ownership interest of 49%, 28.12%, and 100%, respectively.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025 and 2024 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,
	2025	% of Total Revenues	2024	% of Total Revenues
REVENUES:
Staffing revenues	$4,703,697	100%	$5,592,235	100%
Subscription revenues	6,850	-	11,221	-
Unicorns revenues	-	-	2,590	-
Total Revenues	4,710,547	100%	5,606,046	100%
COST OF REVENUES:
Staffing cost of revenues	3,790,776	80%	4,460,027	80%
Subscription cost of revenues	-	-	-	-
Unicorns cost of revenues	5,850	-	11,090	-
Total Cost of Revenues	3,796,626	81%	4,471,117	80%
GROSS PROFIT	913,921	19%	1,134,929	20%
OPERATING COSTS AND EXPENSES
General and administrative	2,849,768	60%	9,911,868	177%
Sales and marketing	(89,786)	(2)%	9,668,578	172%
Research and development	85,176	2	2,935	-%
TOTAL OPERATING COSTS AND EXPENSES	2,845,158	60%	19,583,381	349%
LOSS FROM OPERATIONS	(1,931,237)	(41)%	(18,448,452)	(329)%
Interest income (expense), net	(12,837)	-%	(32,837)	(1)%
Other income (expense), net	(68,363)	(1)%	(768)	0%
LOSS BEFORE INCOME TAXES	(2,012,437)	(43)%	(18,482,057)	(330)%
Income tax benefit (expense)	(54,070)	(1)%	(86,451)	(2)%
NET LOSS AND COMPREHENSIVE LOSS	(2,066,507)	(44)%	(18,568,508)	(331)%
Less: net income (loss) attributable to the non-controlling interest	(12,662)	-%	(104,601)	(2)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,053,845)	(44)%	$(18,463,907)	(329)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
TAAS revenues	$4,703,697	$5,592,235	$(888,538)	(16)%
SAAS revenues	6,850	11,221	(4,371)	(39)%
Unicorns revenues	-	2,590	(2,590)	(100)%
Total Revenues	$4,710,547	$5,606,046	$(895,499)	(16)%

Total revenues decreased by $895 thousand, or 16%, to $4,711 thousand for the three months ended June 30, 2025, from $5,606 thousand for the three months ended June 30, 2024 and comprised 100% of our total revenues.

TaaS. TAAS revenues decreased by $889 thousand, or 16%, to 4,704 thousand for the three months ended June 30, 2025, from $5,592 thousand for the three months ended June 30, 2025. The decrease was primarily due to a decrease in ITSQuest related revenues of $898 thousand, or 18% to 4,096 thousand, for the three months ended June 30, 2025.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorn did not release any episodes of Unicorns during the three months ended June 30, 2025 and 2024, as the Company is currently in the production phase of Season 2.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
TAAS cost of revenues	$3,790,776	$4,460,027	$(669,251)	(15)%
SAAS cost of revenues	-	-	-	-
Unicorns cost of revenues	5,850	11,090	(5,240)	(47)%
Total Cost of Revenues	$3,796,626	$4,471,117	$(674,491)	(15)%

Total cost of revenues decreased by $674 thousand, or 15%, to $3,797 thousand for the three months ended June 30, 2025, from $4,471 thousand for the three months ended June 30, 2024.

TaaS. TAAS cost of revenues decreased by $669 thousand, or 15%, to $3,791 thousand. The decrease was proportional to the decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $5 thousand or (47)%, to $6 thousand for the three months ended June 30, 2025, compared to $11 thousand, for the three months ended June 30, 2024. No episodes were produced during each of the three months ended June 30, 2025 and 2024.

General and administrative

General and administrative expenses decreased by $7,062 thousand, or 71%, to $2,850 thousand for the three months ended June 30, 2025, from $9,912 thousand for the three months ended June 30, 2024. This decrease was primarily driven by a $5,670 thousand transaction loss on reacquisition of unicoin rights from investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration, $537 thousand reduction in accounting, taxes and professional fees, $392 thousand paid with unicoin rights, $158 thousand legal expenses, $133 thousand salary and payroll related expenses partially offset by a $200 thousand increase settlement and $130 thousand stock-based compensation expenses.

Sales and marketing

Sales and marketing expenses decreased by $9,758 thousand, or 101%, to $(90) thousand for the three months ended June 30, 2025. The decreased was primarily due to the decrease in sales & marketing expenses paid with unicoin rights as consideration, which amounted to $7,778 thousand and a decrease in recurring marketing expenses amounted to $1,796 thousand.

Interest income (expense), net

Net interest expense decreased by $20 thousand, or (61)% to $(13) thousand for the three months ended June 30, 2025, from $(33) thousand for the six months ended June 30, 2024. The change was primarily due to a net reduction in 10-Year Interest Accruals of $11 thousand.

Provision for Income Taxes

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Income tax benefit (expense)	$(54,070)	$(86,451)	$32,381	(37)%
Effective tax rate	(2.6)%	(0.5)%

The Company recorded income tax expense of $54 thousand and $86 thousand for the three months ended June 30, 2025 and 2024, respectively. The resulting effective tax rate was (2.6)% and (0.5)% for the three months ended June 30, 2025 and 2024, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended June 30, 2025 and 2024, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest decreased by $92 thousand, or (88)%, to a net loss of $(13) thousand for the three months ended June 30, 2025. Our non-controlling interest holders in ITSQuest were allocated income (loss) of $95 thousand and income of $53 thousand for the three months ended June 30, 2025 and 2024, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(72) thousand and $(158) thousand for the three months ended June 30, 2025 and 2024, respectively. Our non-controlling interest holders in Unicoin International were allocated a loss of $(36) thousand and $0 thousand for the three months ended June 30, 2025 and 2024, respectively. Non-controlling interest in ITSQuest, Unicorns, and Unicoin International represented an ownership interest of 49%, 28.12%, and 100%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $2,726 thousand available as of June 30, 2025. Based on currently available capital resources (cash and cash equivalents on hand as of June 30, 2025), we estimate that at our current cash “burn rate”, we would be able to conduct our planned operations for approximately less than one month without raising additional equity or debt financing, assuming we do not fail to develop and launch the unicoin during that period or we do not fail to negotiate an extension to avoid a divestiture from ITSQuest. If we do fail to launch unicoins during that period, the Company will need to obtain additional financing to continue its operations. and if we do not launch unicoins at any point in the future, we believe the Company would be required to pay the significant financing obligation that it has incurred with respect to the unicoin rights, which would also require additional financing. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $9,443 thousand. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoin is not launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2024, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the unicoin has been resolved.

From January 1, 2025 through June 30, 2025, the Company issued unicoin rights in exchange of consideration consisting of cash $1,852 thousand and operating expenses paid with unicoin rights amounting to approximately $158 thousand.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousand)	2025	2024
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(3,614)	$(6,194)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	3,741	3,828
Net increase / (decrease) in cash and cash equivalents	$127	$(2,336)

Cash Used in Operating Activities

Cash flows used in operating activities increased by $2,580 thousand to $(3,614) thousand for the period ended June 30, 2025, compared to $(6,194) thousand for the period ended June 30, 2024. Net cash used in operating activities for the six months ended June 30, 2025, was due to our net loss of $(4,179) thousand, a decrease in operating assets, net of liabilities of $(366) thousand and non-cash items of $931 thousand. Net cash used in operating activities for the six months ended June 30, 2024, was due to our net loss of $(22,387) thousand, an increase in operating assets and liabilities of $2,868 thousand and non-cash items of $13,325 thousand.

Cash (Used in) Provided by Investing Activities

Net cash flows used in investing activities did not change and remained at $0 thousand for the six months ended June 30, 2025 and 2024.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by $86 thousand to $3,742 thousand for the six months ended June 30, 2025, compared to $3,828 thousand for the six months ended June 30, 2024. The decrease in net cash provided by financing activities was mainly due to an decrease in proceeds from the issuance of common stock of $569 thousand, partially offset by an increase from sales of unicoin rights of $306 thousand, increase from payment of short-term debt of $125 thousand and increase of repayment of related party loan payable of 51 Thousand.

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

Off-Balance Sheet Arrangements

As of June 30, 2025 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $2,726 thousand available as of June 30, 2025, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ended June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/22	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 6/30/23	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$0.40	5,278,029	**	5/1/24 to 1/31/25	Rule 506(c); Reg. S
$1.00	1,541,965		5/22/24 to 10/31/24	Rule 506(c); Reg. S
$1.00	1,926,706		2/1/25 to 7/31/25	Rule 506(c); Reg. S
$2.00	9,900		4/1/25 to 7/31/25	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13.
**	Shareholders as of April 15, 2024 were granted a right to purchase a limited number of common stock shares at $0.40, which approximates the fair value of the common stock.

Fundraising Transaction – Offering of Unicoin Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Accounted Dates***	Exemption
$0.0014	462,000,000	9/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.0057	747,600	5/1/25 to 5/30/25	Rule 506(c); Reg. S
$0.01	1,368,676,580	2/24/22 to 7/31/25	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.02	56,811,400	8/1/24 to 7/31/25	Rule 506(c); Reg. S
$0.03	713,333	3/1/24 to 3/31/25	Rule 506(c); Reg. S
$0.04	51,790,000	8/1/24 to 7/31/25	Rule 506(c); Reg. S
$0.05	57,067,533	3/12/22 to 6/30/25	Rule 506(c); Reg. S
$0.05	243,626,226	5/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 7/31/24	Rule 506(c); Reg. S
$0.06	1,769,167	8/1/24 to 3/31/25	Rule 506(c); Reg. S
$0.07	19,200,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.08	5,440,000	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.089	30,395,447	12/1/22 to 12/31/24	Rule 506(c); Reg. S
$0.09	11,860,000	8/1/24 to 4/30/25	Rule 506(c); Reg. S
$0.1	129,886,501	3/18/22 to 7/31/25	Rule 506(c); Reg. S
$0.101	7,190,181	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.11	5,865,000	4/1/23 to 7/31/25	Rule 506(c); Reg. S
$0.12	234,000	5/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.122	6,636,946	6/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.13	125,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.14	1,415,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.15	168,333	3/01/24 to 7/31/25	Rule 506(c); Reg. S
$0.16	160,000	3/1/25 to 3/31/25	Rule 506(c); Reg. S
$0.18	100,000	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.19	27,500	1/12/24 to 12/31/24	Rule 506(c); Reg. S
$0.2	12,340,395	9/8/22 to 7/31/25	Rule 506(c); Reg. S
$0.3	1,411,393	9/1/22 to 7/31/25	Rule 506(c); Reg. S
$0.35	1,236,314	6/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.3511	1,899,741	3/01/24 to 12/31/24	Rule 506(c); Reg. S
$0.373	3,813,247	9/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.395	5,518,212	9/1/24 to 6/30/25	Rule 506(c); Reg. S
$0.4	5,261,323	11/2/22 to 6/30/25	Rule 506(c); Reg. S
$0.493	2,553,776	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.459	1,063,134	10/31/23 to 6/30/25	Rule 506(c); Reg. S
$0.5	8,108,731	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.52	9,334	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.75	8,817,997	4/1/24 to 6/30/25	Rule 506(c); Reg. S

*	The price per unicoin right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of unicoin rights issued at the specified price.
**	Unicoin rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 6 – Unicoin rights financing obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those unicoin rights.
***	The date represents when the unicoin right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

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

Unicoin Inc.

Date: August 14, 2025	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer