Form 10-Q
period 2025-09-30
Unicoin Inc.
filed 2025-11-14
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 742,162,436 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$2,475,928	$2,598,208
Trade receivables payable in cash	1,669,641	2,121,839
Prepaid expenses and other current assets	645,993	1,064,031
Indemnification asset	5,372,265	5,196,624
TOTAL CURRENT ASSETS	10,163,827	10,980,702
Property and equipment, net	17,265	26,925
Investment in land	682,723	683,979
Mining rights	580,000	580,000
Goodwill	3,865,695	3,865,695
Intangible assets, net	2,074,956	2,418,159
Investment in privately-held companies	8,096,527	8,163,528
Other assets	3,724	3,200
Operating lease right-of-use assets	83,951	177,685
TOTAL ASSETS	$25,568,668	$26,899,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,840,122	$2,255,273
Income tax payable	29,809	8,431
Accrued expenses	3,576,391	3,934,324
Accrued payroll liabilities	654,744	634,603
Deferred revenue	3,276	3,940
ITSQuest tax liability	5,097,260	4,991,620
Short-term debt	115,000	100,000
Operating lease liabilities, current	58,896	121,335
Other current liabilities	139,640	245,692
TOTAL CURRENT LIABILITIES	12,515,138	12,295,218
Deferred income tax liability, net	278,617	278,617
Unicoin rights financing obligation	112,810,014	109,910,781
Operating lease liabilities, noncurrent	27,040	61,098
TOTAL LIABILITIES	125,630,809	122,545,714

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 783,677,430 and 781,065,752 issued; 742,152,686 and 739,614,045 outstanding, net of treasury stock as of September 30, 2025 and December 31, 2024, respectively	783,677	781,066
Treasury stock, at cost; 41,524,744 and 41,451,707 shares as of September 30, 2025 and December 31, 2024, respectively	(4,088,694)	(4,074,110)
Additional paid-in capital	76,991,040	74,714,958
Accumulated deficit	(172,840,156)	(166,330,117)
TOTAL UNICOIN INC. STOCKHOLDERS’ DEFICIT	(99,154,133)	(94,908,203)
Non-controlling interest	(908,008)	(737,638)
TOTAL STOCKHOLDERS’ DEFICIT	(100,062,141)	(95,645,841)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,568,668	$26,899,873

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES	$4,187,098	$4,927,423	$13,449,836	$15,512,015
COST OF REVENUES	3,399,424	3,934,238	10,889,807	12,460,235
GROSS PROFIT	787,674	993,185	2,560,029	3,051,780
OPERATING COSTS AND EXPENSES
General and administrative	2,729,274	4,973,286	8,293,881	18,543,193
Sales and marketing	492,315	2,769,054	647,843	13,373,417
Research and development	48,800	2,327	133,976	12,375
TOTAL OPERATING COSTS AND EXPENSES	3,270,389	7,744,667	9,075,700	31,928,985
LOSS FROM OPERATIONS	(2,482,715)	(6,751,482)	(6,515,671)	(28,877,205)
Interest income (expense), net	(18,413)	(46,002)	(49,079)	(125,701)
Other income (expense), net	(99)	(8,656)	(70,139)	(15,176)
LOSS BEFORE INCOME TAXES	(2,501,227)	(6,806,140)	(6,634,889)	(29,018,082)
Income tax expense	-	(61,345)	(45,520)	(236,381)
NET LOSS AND COMPREHENSIVE LOSS	(2,501,227)	(6,867,485)	(6,680,409)	(29,254,463)
Less: net income (loss) attributable to the non-controlling interest	(83,044)	83,776	(170,370)	15,078
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(2,418,183)	$(6,951,261)	$(6,510,039)	$(29,269,541)
Net loss per share attributable to Unicoin Inc., basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.04)
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,133,269	738,495,097	741,420,971	734,803,371

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’ Equity	Unicoin Inc. Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2023	773,232,422	$773,233	$72,999,935	(40,912,140)	$(3,880,025)	$(131,375,466)	$(61,482,323)	$(1,463,525)	$(62,945,848)
Stock-based compensation expense	219,584	219	113,171	-	-	-	113,390	-	113,390
Repurchase of common stock	-	-	-	(6,262)	(2,255)	-	(2,255)	-	(2,255)
Ownership interest increase in Unicorns Inc.	-	-	203,726	-	-	-	203,726	(943,226)	(739,500)
Net Income (Loss)	-	-	-	-	-	(3,854,373)	(3,854,373)	35,903	(3,818,470)
Balance as of March 31, 2024	773,452,006	773,452	73,316,832	(40,918,402)	(3,882,280)	(135,229,839)	(65,021,835)	(2,370,848)	(67,392,683)

Issuance of common stock	5,018,484	5,018	2,464,294	-	-	-	2,469,312	-	2,469,312
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Exercise of stock options and warrants	540,000	540	(486)	-	-	-	54	-	54
Repurchase of common stock	-	-	-	(443,339)	(159,051)	-	(159,051)	-	(159,051)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(18,463,907)	(18,463,907)	(104,601)	(18,568,508)
Balance as of June 30, 2024	779,030,074	$779,030	$75,793,991	(41,361,741)	$(4,041,331)	$(153,693,745)	$(81,162,055)	$(2,475,449)	$(83,637,504)
Issuance of common stock	1,774,510	1,774	1,170,092	-	-	-	1,771,866	-	1,771,865
Stock-based compensation expense	-	-	14,135	-	-	-	14,135	-	14,134
Repurchase of common stock	-	-	-	(28,136)	(10,784)	-	(10,784)	-	(10,784)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(6,951,261)	(6,951,261)	83,776	(6,867,485)
Balance as of September 30, 2024	780,824,168	$780,824	$76,978,198	(41,389,877)	$(4,052,115)	$(159,935,007)	$(86,228,100)	$(2,391,673)	$(89,329,774)

Balance as of December 31, 2024	781,065,752	$781,066	$74,714,958	(41,451,707)	$(4,074,110)	$(166,330,117)	$(94,908,203)	$(737,638)	$(95,645,841)
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Issuance of common stock	1,760,106	1,760	1,757,000	-	-	-	1,758,760	-	1,758,760
Repurchase of common stock	-	-	-	(22,006)	(3,547)	-	(3,547)	-	(3,547)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,038,011)	(2,038,011)	(74,665)	(2,112,676)
Balance as of March 31, 2025	782,845,442	$782,846	$76,485,309	(41,473,713)	$(4,077,657)	$(168,368,128)	$(95,177,630)	$(812,303)	$(95,989,933)

Issuance of common stock	151,650	152	153,248	-	-	-	153,400	-	153,400
Stock-based compensation expense	540,000	540	143,122	-	-	-	143,662	-	143,662
Repurchase of common stock	-	-	-	(9,531)	(2,322)	-	(2,322)	-	(2,322)
Issuance of common stock upon release of restricted stock units	17,863	17	(17)	-	-	-	-	-	-
Net Income (Loss)						(2,053,845)	(2,053,845)	(12,662)	(2,066,507)
Balance as of June 30, 2025	783,554,955	$783,555	$76,781,662	(41,483,244)	$(4,079,979)	$(170,421,973)	$(96,936,735)	$(824,965)	$(97,761,700)
Issuance of common stock	121,850	122	209,378				209,500		209,500
Stock-based compensation expense	-	-	-				-		-
Repurchase of common stock				(41,500)	(8,715)	-	(8,715)	-	(8,715)
Issuance of common stock upon release of restricted stock units	625	-	-				-		-
Net Income (Loss)						(2,418,183)	(2,418,183)	(83,043)	(2,501,226)
Balance as of September 30, 2025	783,677,430	$783,677	$76,991,040	(41,524,744)	$(4,088,694)	$(172,840,156)	$(99,154,133)	$(908,008)	$(100,062,141)

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,680,409)	$(29,254,463)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	157,033	140,895
Operating expenses paid with unicoin rights	228,813	11,923,771
Transaction (gain) loss on reacquisition of unicoin rights	(14,352)	6,304,269
Net operating expenses paid with digital assets, net of customer payments with digital assets	333,311	262,163
Impairment of investment in privately-held companies	67,000	-
Impairment of digital assets	-	183,558
Realized loss on disposal of digital assets	61,747	-
Depreciation and amortization expense	275,709	274,226
Credit Loss Expense	107	-
Non-cash operating lease expense	104,594	151,284
Interest income from the five-year deferred payment plan	(524)	-
Changes in operating assets and liabilities:
Trade receivables payable in cash	452,091	679,448
Prepaid expenses and other current assets	140,115	12,937
Indemnification asset	(175,641)	(205,655)
Other assets	155,715
Accounts payable	439,509	576,478
Accrued expenses and payroll liabilities	(278,772)	(836,999)
Deferred revenue	(664)	(4,088)
Operating lease liability	(107,357)	(152,129)
ITSQuest, Inc. indemnification asset / tax liability	105,641	40,650
Other liabilities	22,518	(112,658)
Net cash used in operating activities	(4,713,816)	(10,016,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,002)
Purchases of digital assets and USD Coin, net of proceeds from sales	-	(239,856)
Net cash (used in) provided by investing activities	-	(242,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	115,000	-
Payment of short-term debt	-	(192,200)
Net proceeds from sales and repurchases of unicoin rights	2,378,685	4,708,502
Proceeds from issuance of common stock	2,098,842	3,537,473
Repurchase of common stock	(991)	-
Proceeds from exercise of stock options and warrants	-	54
Repayment of related party loan payable	-	(51,398)
Net cash provided by financing activities	4,591,536	8,002,431

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(122,280)	(2,256,740)
CASH AND CASH EQUIVALENTS—Beginning of period	2,598,208	6,462,171
CASH AND CASH EQUIVALENTS—End of period	$2,475,928	$4,205,431

Supplemental Non-Cash Disclosures:
Reduction of non-controlling interest upon ownership interest increase in Unicorns, Inc.	$-	$943,226
Market value of digital assets received as proceeds from issuance of common stock	$22,664	$103,704
Market value of digital assets received as proceeds from sales of unicoin rights	$35,015	$141,797
Receipt (i.e., “collection”) of private company equity securities	$-	$1,509,528
Expenses paid by related party on behalf of the Company	$36,204	$-
Recognition of operating lease right-of-use assets and operating lease liabilities in relation to new operating leases	$-	$31,899
Real estate investments in exchange of Unicoin Rights	$-	$8,439,249
Ownership interest increase in Unicorns Inc.	$-	$203,726

See accompanying notes to the unaudited condensed consolidated financial statements.

UNICOIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024 AND

FOR THE THREE AND nine MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

We have begun exploring possible service providers and exchanges which can assist an eventual launch of the unicoins. As of September 30, 2025, and through the filing date of this Quarterly Report on Form 10-Q, the Company has not issued any unicoins and the tokens have been prepared under UNCN ticker using the ERC-20 standard.

On August 28, 2024, the Company notified its existing investors that it had postponed its initial coin offering of unicoins in order to conduct a thorough review of its public statements, offering materials and its business in general. The Company conducted a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm. The Company cannot assess at this time the exact length of the review and will work with outside legal counsel and the appropriate regulators as expeditiously as possible toward a path to continue its efforts and plans for exchange listings. As of September 30, 2025 and through the subsequent period, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

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

Unicoin International Inc.

Unicoin Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated but distinct legal entities, with UII operating as an affiliate of Unicoin. While Unicoin has been actively engaged in fundraising efforts, brand development, and investor outreach for its token known as “unicoin,” UII is separately planning the launch of a blockchain-based digital asset referred to as the “Unicoin International Token” or “UIT.” In support of UII’s operations and marketing efforts, Unicoin provides various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. The agreement provides that UII is to compensate Unicoin for these services and may also, at its discretion and subject to applicable law, provide UIT tokens as further consideration. Although the two entities collaborate closely and share resources, UII maintains operational and legal independence from Unicoin, and the shared personnel remain solely employed or contracted by Unicoin, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

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

The Company has incurred net losses of $(6,680) thousand and $(29,254) thousand and used cash in operating activities of $(4,714) thousand and $(10,016) thousand for the nine months ended September 30, 2025 and 2024, respectively, and has an accumulated deficit of $(172,840) thousand and $(166,330) thousand as of September 30, 2025 and December 31, 2024, respectively, and expects to incur future additional losses.

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

Cash in Excess of FDIC Insured Amounts

As of September 30, 2025 and December 31, 2024, the Company had $2,120 thousand and $2,059 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

Concentrations of Revenues and Accounts Receivable

The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Three Months Ended September 30,			Nine Months Ended September 30,
Customer Reference	2025	2024		2025	2024
Customer A	23%	27%		23%	28%
Customer B	17%	-	*	14%	11%

*	Revenue from this customer did not amount to 10% or more of total revenues for the period reported.

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	September 30, 2025	December 31, 2024
Customer A	22%	32%
Customer B	23%	18%
Customer C	- *	13%

*	Accounts Receivable from this customer did not amount to 10% or more of Accounts Receivable as of the period reported.

ITSQuest’s Accounts Receivable Financing Arrangement With a Financial Institution (“Factor”)

As of September 30, 2025 and December 31, 2024, the Company recorded an asset and liability of $0 thousand and $84 thousand, respectively, towards the Factor which is included in other current liabilities on the Company’s condensed consolidated balance sheets. The cost of factoring is included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2025 and 2024, the Company incurred $0 thousand and $5 thousand in factoring fee expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred $1 thousand and $31 thousand in factoring fee expense, respectively.

Marketing Expenses

During the three months ended September 30, 2025 and 2024, the Company incurred marketing expenses of $132 thousand and $1,183 thousand, respectively, of which $0 thousand and $712 thousand were paid for by exchanging unicoin rights with such fair value. During the nine months ended September 30, 2025 and 2024, the Company incurred marketing expenses of $(88) thousand and $11,249 thousand, respectively, of which $11 thousand and $8,683 thousand were paid for by exchanging unicoin rights with such fair value.

Depreciation and Amortization Expense

The Company’s depreciation and amortization expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer Reference	2025	2024	2025	2024
Amortization expense from acquisition related intangible assets	$88,683	$88,683	$266,050	$266,050
Depreciation expense from property and equipment	2,964	2,981	9,659	8,176
Total depreciation and amortization expense	$91,647	$91,664	$275,709	$274,226

NOTE 3 – FAIR VALUE MEASUREMENT

The Company’s USD Coin (“USDC”) balance as of September 30, 2025 and December 31, 2024 amounted to $0 thousand and $44 thousand respectively (included within the prepaid and other current assets line item of the condensed consolidated balance sheets).

The following table is a summary of financial assets measured at fair value on a recurring basis and their classification within the fair value hierarchy:

As of September 30, 2025

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$2,182,316	$2,182,316	$-	$-	$2,182,316

As of December 31, 2024

	Carrying Value	Level 1	Level 2	Level 3	Total
ASSETS
Money market funds	$1,875,633	$1,875,633	$-	$-	$1,875,633

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

NOTE 4 – GOODWILL, INTANGIBLE ASSETS INCLUDING DIGITAL ASSETS AND USDC

The Company’s intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Acquisition-related intangible assets	$2,066,456	$2,332,506
Digital assets	8,500	85,653
Total intangible assets, net	$2,074,956	$2,418,159

Goodwill and Acquisition-Related Intangible Assets

As of both September 30, 2025 and December 31, 2024, the Company’s goodwill balance was $3,866 thousand. Goodwill resulted from the acquisition of ITSQuest and thus is included in the Company’s TaaS segment. There were no impairment charges related to goodwill during the three and nine months ended September 30, 2025 and 2024.

Acquisition-related intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

		September 30, 2025
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$970,211	$2,040,789
Trade Names	5 years	770,000	744,333	25,667
		$3,781,000	$1,714,544	$2,066,456

		December 31, 2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with finite lives:
Customer Relationships	15 years	$3,011,000	$819,661	$2,191,339
Trade Names	5 years	770,000	628,833	141,167
		$3,781,000	$1,448,494	$2,332,506

Amortization expense related to intangible assets was $89 thousand and $266 thousand for the three months and nine months ended September 30, 2025, respectively. Amortization expense related to intangible assets was $89 thousand and $266 thousand for the three months and nine months ended September 30, 2024, respectively. As of September 30, 2025, estimated future amortization was as follows:

Schedule of amortization expense:	Amortization
2025 (since October 1, 2025)	$75,850
2026	200,733
2027	200,733
2028	200,733
2029	200,733
Thereafter	1,187,674
Total	$2,066,456

Digital Assets

The Company accounts for digital assets, except USDC, in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets, as introduced by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. Under this guidance, qualifying digital assets are measured at fair value, with changes in fair value recognized in net income each reporting period. Digital assets are initially recorded at their purchase price or, if received in exchange transactions, at the then-current quoted market price. The Company uses quoted prices on active exchanges to determine fair value and classifies these measurements within Level 1 of the fair value hierarchy.

During the nine months ended September 30, 2025 and 2024, the Company received digital assets as consideration from investors for the purchases of unicoin rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Tether (USDT) and Wrapped Ethereum (WETH). Unicoin rights are more fully discussed in Note 6. The Company utilized $343 thousand and $28 thousand of its digital asset holdings for vendor payments during the nine months ended September 30, 2025 and 2024, respectively.

During the three months ended September 30, 2025 and 2024, the Company recorded $0 thousand, respectively, of impairment losses on digital assets. During the nine months ended September 30, 2025 and 2024, the Company recorded $0 thousand and $25 thousand, respectively, of impairment losses on digital assets. Impairment losses are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2025 and 2024, the Company identified a gain of digital assets and USDC amounting to $5 thousand and $0 thousand, respectively. During the nine months ended September 30, 2025 and 2024, the Company identified a gain of digital assets and USDC amounting to $63 thousand and $0 thousand, respectively.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Bitcoin (BTC)	$-	$78,399
Tether	8,500	-
Ethereum (ETH) and Wrapped Ethereum (WETH)	-	7,254
Total	$8,500	$85,653

			Ethereum/		Three Months Ended September 30,
	Tether	Bitcoin	Wrapped	USD Coin	2025	2024
Beginning balance	$2	$-	$-	$-	$2	$17,034
Returns of digital assets for cancelled deferred payment plans	-	-	-	-	-	(16,000)
Received as consideration in sales of unicoin rights	3,704	-	-	-	3,704	-
Received as consideration in sales of common stock	-	-	-	1,184	1,184	-
Proceeds from disposal of digital assets	(365,417)	-	-	110,775	(254,642)	-
Realized gain on disposal of digital assets	(4,259)	-	-	(1,123)	(5,382)	-
Purchases of digital assets, net of proceeds from sales	-	-	-	-	-	58,445
Vendors payments	(10,001)	-	-	(117,541)	(127,542)	-
Impairment recorded					-	(18,406)
Fees and other	384,470	-	-	6,705	391,175 *	(184)
Ending balance	$8,500	$-	$-	$-	$8,500	$40,889

			Ethereum/		Nine Months Ended September 30,
	Tether	Bitcoin	Wrapped	USD Coin	2025	2024
Beginning balance	$-	$78,398	$7,255	$-	$85,653	$1,254
Received as consideration in sales of unicoin rights	3,706	-	-	35,015	38,721	16,551
Vendors payments	(10,001)	-	-	(333,311)	(343,312)	(28,338)
Received as consideration in sales of common stock	-	-	-	22,664	22,664	9,500
Proceeds from disposal of digital assets	(365,417)	(144,498)	(9,361)	232,118	(287,158)	-
Realized gain on disposal of digital assets	(4,259)	66,682	2,144	(1,410)	63,157
Purchases of digital assets, net of proceeds from sales	-	-	-	-	-	58,445
Payments from customers	-	-	-	-	-	8,310
Impairment recorded	-	-	-	-	-	(24,652)
Fees and other	384,471	(582)	(38)	44,924	428,775 *	(181)
Ending balance	$8,500	$-	$-	$-	$8,500	$40,889

*	This amount includes $400 thousand which represents intended consideration received in the form of Tether pursuant to the Master Transaction Agreement (the “MTA”). Additional details regarding the MTA are provided in the Contingencies & Commitments note and were previously disclosed in the Form 8-K filed with the SEC on September 15, 2025.

The market value of the Company’s digital assets, based on quoted prices on active exchanges, was approximately $9 thousand and $86 thousand as of September 30, 2025 and December 31, 2024, respectively.

NOTE 5 – DEBT

As of September 30, 2025 the Company held short-term debt of $115 thousand (the “unsecured notes”). The Company did not hold any long-term debt as of September 30, 2025 or December 31, 2024. The unsecured notes bear interest at a rate of 20.0% per annum, payable, at maturity, and mature one year from issuance unless the holder elects to extend the maturity for one additional year. Prepayment is not permitted.

The unsecured notes generally rank pari-passu relative to other unsecured obligations. As of September 30, 2025, $115 thousand of unsecured notes were outstanding and all are due and payable during the period ended September 30, 2026 to the extent holders do not elect to extend one additional year.

Interest expense on unsecured notes of $3 thousand and $6 thousand was incurred during the three months ended September 30, 2025 and 2024, respectively. Interest expense on Unsecured Notes of $14 thousand and $33 thousand was incurred during the nine months ended September 30, 2025 and 2024, respectively. Interest expense was recorded as accrued expenses in the condensed consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the unsecured notes internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the unsecured notes as of September 30, 2025 approximates their carrying amounts. Substantially all of the Unsecured Notes were due and payable during the three months ended September 30, 2026 to the extent holders do not elect to extend one additional year.

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

To date, the Company has issued 5,149,017,186 unicoin rights (excluding those unicoin rights the Company has committed but not issued pursuant to the five-year deferred payment program and the ten-year prepaid plan, and the token rights granted under a settlement agreement executed on July 16, 2025). There are currently 75,959 total holders of unicoin rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including 69,482 holders who received unicoin rights through the Company’s global giveaway campaign, The Best Gift of All, which was announced in November 2022 and allowed participants to send a gift worth 100 unicoin rights to friends and relatives. The remaining holders are those who purchased unicoin rights worldwide by exchanging consideration in the form of assets (e.g., cash, digital assets) or services. Of these, 1,732 are US Citizen investors (26.77% of purchasers), and 4,737 (6.24% of holders) are non-US citizens or were not verified (73.24%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given unicoin rights for free, and thus were not sold unicoin rights.

As of September 30, 2025 and December 31, 2024, the Company has issued rights to acquire 7.2 billion and 7.1 billion unicoins, respectively. As of September 30, 2025 and December 31, 2024, the outstanding financing obligation related to unicoin rights was $112,810 thousand and $109,911 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s condensed consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to launch the unicoin, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the unicoin rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the three months ended September 30, 2025 and 2024, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $71 thousand and $5,354 thousand, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $229 thousand and $11,923 thousand, respectively.

The following table summarizes the components of the unicoin rights financing obligation recorded on the Company’s condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature / Category of		September 30, 2025			December 31, 2024
Unicoin Right Holder	Form of Consideration	Units		Amount	Units		Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,907,615,360		$46,668,121	1,850,019,968		$43,551,938
Unicoin Inc. Shareholders	Non-Cash Dividends	726,189,126		72,619	727,725,875		72,773
Employee, Contractors, Directors	Discretionary Compensation	522,395,275		52,239	521,771,178		52,177
Service Providers, Influencers and Employees	Services and Employee Labor	276,841,869		37,273,913	273,733,579		37,048,661
Subtotal		3,433,041,630		84,066,892	3,373,250,600		80,725,549
ITSQuest Contingent Divestiture Amendment	Contract Amendment	22,000,000		2,570,000	22,000,000		2,570,000
Five-Year Deferred Payment Plan	Cash	3,281,340,501		22,511,649	3,260,484,068	*	22,963,296
Ten-Year Prepaid Plan	Cash	7,913,046		2,217,791	8,337,046	*	2,206,998
Asset Swap and related commission	Land and mining rights	464,896,751		1,443,682	464,896,751		1,444,938
Total		7,209,191,928	**	$112,810,014	7,128,968,465		$109,910,781

*	Unicoin rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.
**	On July 16, 2025, the Company entered into a binding agreement to grant rights to receive 350,000 unicoins as part of the settlement of a legal matter. These rights have not yet been issued and are not reflected in the table above, as the related obligation is not currently recorded on the Company’s balance sheet. The Company will evaluate the accounting treatment of the grant in future periods based on further developments.

Sales to Investors

As of September 30, 2025 and December 31, 2024, the unicoin rights financing obligation associated with sales to Investors amounted to $46,668 thousand and $43,552 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of unicoin rights have a reasonable right to either 1) receive the number of unicoins specified in their unicoin rights agreement upon the future launch of the unicoin or 2) a refund of the amount invested in anticipation of the future and launch of unicoins. Therefore, all amounts received from sales to Investors have been recorded as a unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of unicoin rights, prior to finalizing any plan to market and sell rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such rights. As a result, the Company has ascribed de minimis value to all unicoin rights issued to shareholders on February 10, 2022. As of September 30, 2025 and December 31, 2024, the unicoin rights financing obligation associated non-cash dividend of unicoin rights amounted to $73 thousand and $73 thousand, respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the unicoin rights agreement, on a per unicoin right basis, the amount that holders would be entitled to if the unicoin is not ultimately launched is de minimis in relation to the actual fair value per unicoin right. As of September 30, 2025 and December 31, 2024, the unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $52 thousand, respectively.

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

These contracts do not specify the value of services rendered by the Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of September 30, 2025, and December 31, 2024, the unicoin rights financing obligation associated with unicoin rights issued to service providers, influencers and employees amounted to $37,274 thousand and $37,049 thousand, respectively.

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

As a result, the Company expects to receive payments totaling approximately $200 million or, alternatively, to take possession of the collateral securing those contracts. As of the date of this 10-Q filing, the Company has collected approximately $2.2 million in payments, pursuant to the deferred payment plan, that became due following the tokenization announcement.

If investors fail to make the required payments within the specified period, the Company may take possession of the following collateral:

	Estimated Fair Value of Collateral Submitted
Form of Collateral Received	September 30, 2025	December 31, 2024
Cash	$655,906	$716,406
Digital Assets	97,996	97,996
Non-Unicoin Inc. Stock	1,769,980	1,769,980
Unicoin Inc. Shares of Common Stock	3,585,668	3,410,556
Unicoin rights	30,452,967	30,970,832
Real Estate	15,176,914	15,586,914
Total	$51,739,431	$52,552,684

The fair value of the collateral received by the Company is determined as follows:

○	Cash – Based on the value of cash received.

○	Digital Assets – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Non-Unicoin Inc. Stock – Fair value is determined based on quoted prices on the active exchanges as of the balance sheet date for the reporting period.

○	Unicoin Inc. Common Stock – Based on fair value of common stock, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Unicoin rights – Based on fair value of unicoin rights, as of the balance sheet date for the reporting period, determined with the assistance of a third-party valuation firm.

○	Real Estate - Based on third-party appraisal as of the date the asset was accepted as collateral.

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

	September 30, 2025	December 31, 2024
Cash Receipts	$1,809,000	$1,897,000
Accrued Interest	408,791	309,998
Unicoin rights financing obligation, Ten-Year Prepaid Plan	$2,217,791	$2,206,998

After five years following the deposit (the “interest vesting date”), a portion of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of unicoins. The remaining proceeds did not include a contractual interest rate. Proceeds subject to contractual interest are as follows:

	September 30, 2025	December 31, 2024
Proceeds subject to interest	$1,550,500	$1,629,500
Exempt from contractual interest	264,500	267,500
Total	$1,815,000	$1,897,000

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

Asset Swap Agreement and Related Commission

The Company records assets on the condensed consolidated balance sheets for the fair value (as determined by a third-party specialist) of land and mining rights received in exchange of unicoin rights. The Company recorded investments in land and mining rights assets, and the respective unicoin rights financing obligation from asset swap agreements as of September 30, 2025, as follows:

Investment in Land/Unicoin Right Financing Obligation
Eco Club, Venezuela	$623,749
Vacant Land, California City	4,244
7R-Ranch, Texas	54,730
Investments in land	682,723
Mining rights asset	580,000
Commissions for asset swap agreements paid with unicoin rights	180,959
Unicoin rights financing obligation from asset swap agreements	$1,443,682

Unicoin Rights Issued to Related Parties

The unicoin rights issuances discussed above include a total of 1,298 million unicoin rights valued at $4,885 thousand and 1,191 million unicoin rights valued at $4,337 thousand were issued to related parties as of September 30, 2025 and December 31, 2024, respectively. The composition of these is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		September 30, 2025		December 31, 2024
Nature / Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	54,006,000	$46,200	51,006,000	$16,200
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	548,503,656	54,850	548,526,464	54,852
Discretionary Awards	Officers, Directors & their Families	191,151,103	19,608	126,339,548	14,314
Consideration for Services	Officers, Directors & their Families	12,553,950	1,741,550	13,523,333	1,681,697
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	22,000,000	2,570,000	22,000,000	2,570,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	469,999,900	452,500	429,333,400	-
Total		1,298,214,609	$4,884,708	1,190,728,745	$4,337,063

Other Matters

As of September 30, 2025 and December 31, 2024, the Company had $27 thousand and $35 thousand, respectively, of cash deposits pursuant to completion of the due diligence process required before issuance of unicoin right certificates. This amount is included in other current liabilities on the condensed consolidated balance sheet and in proceeds from sales of unicoin rights on the condensed consolidated statements of cash flows.

Transaction Loss on Repurchase of Unicoin Rights

During the nine months ended September 30, 2025 and 2024, the Company recorded a transaction gain/(loss) on repurchase of unicoin rights amounting to $14 thousand and $(6,551) thousand, respectively.

-	During the nine months ended September 30, 2025 and 2024, the transaction gain/(loss) included $14 thousand and $(6,452) thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration. This component of the transaction loss results from differences between the fair value of the unicoin rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such unicoin rights.

-	During the nine months ended September 30, 2025 and 2024, the transaction gain/(loss) included $0 thousand and $(99) thousand, respectively, from repurchased unicoin rights from investors. This component of the transaction loss represented the excess of cash proceeds over the unicoin rights financing obligation that was previously recorded when the investor initially acquired the unicoin rights.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 783,677,430 and 781,065,752 shares of common stock issued and 742,152,686 and 739,614,045 outstanding, net of treasury stock, as of September 30, 2025 and December 31, 2024, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the three months ended September 30, 2025 and 2024, the Company issued common stock as follows:

	Three Months Ended September 30, 2025
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 8	34,200	1.00	$34,200
Round 9	87,650	2.00	$175,300
Total stock issued	121,850		$209,500	*

*	Total proceeds from the issuance of common stock for the three months ended September 30, 2025 of $210 thousand consisted of $209 thousand and $1 thousand in cash and digital assets, respectively.

	Three Months Ended September 30, 2024
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	1,004,410	$0.40	$401,764
Round 7	770,100	1.00	770,100
Total stock issued	1,774,510		$1,171,864

During the nine months ended September 30, 2025 and 2024, the Company, issued common stock as follows:

	Nine Months Ended September 30, 2025
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	5,000	$0.40	$2,000
Round 8	1,937,706	1.00	1,937,706
Round 9	90,900	2.00	181,800
Total stock issued	2,033,606		$2,121,506	*

*	Total proceeds from the issuance of common stock for the nine months ended September 30, 2025 of $2,122 thousand consisted of $2,099 thousand and $23 thousand in cash and digital assets, respectively.

	Nine Months Ended September 30, 2024
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	5,253,029	$0.40	$2,101,211
Round 7	1,539,965	1.00	1,539,965
Total stock issued	6,792,994		$3,641,176	*

*	Total proceeds from the issuance of common stock for the nine months ended September 30, 2024 of $3,641 thousand consisted of $3,538 thousand, $94 thousand and $9 thousand in cash, digital assets and USDC respectively.

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

Repurchases of Common Stock

During the three months ended September 30, 2025 and 2024, the Company repurchased 41,500 and 28,136 shares in exchange for $9 thousand and $11 thousand, respectively. During the nine months ended September 30, 2025 and 2024, the Company repurchased 73,037 and 477,737 shares in exchange for $15 thousand and $172 thousand, respectively. The repurchases were recorded as treasury stock. Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

NOTE 8 – STOCK-BASED COMPENSATION

The following table summarizes the source and classification of the Company’s stock-based compensation expense:

		Three Months Ended September 30,
Source of Stock-Based Compensation Expense	Classification in the Condensed Consolidated Statements of Operations	2025	2024
Unicorns common stock awards	Cost of revenues	$-	$-
Restricted stock units	General and administrative	-	14,135
Total Stock-based compensation		$-	$14,135

		Nine Months Ended September 30,
Source of Stock-Based Compensation Expense	Classification in the Condensed Consolidated Statements of Operations	2025	2024
Unicorns common stock awards	Cost of revenues	$-	$100,000
Restricted stock units	General and administrative	157,033	40,112
Total Stock-based compensation		$157,033	$140,112

Unicorns Common Stock Awards

On March 14, 2021, Unicorns, a majority-owned subsidiary of the Company, granted Unicorns Common Stock Awards to the executive producers of the Unicorn Hunters TV show. These awards have a grant-date fair value equal to the fair market value of the underlying Unicorns stock on the grant date less present value of expected dividends. During the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense within the Cost of Revenues line item of $0 thousand and $0 thousand, respectively, in relation to the vesting of five million Unicorns Common Stock Awards. During the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense within the Cost of Revenues line item of $0 thousand and $100 thousand, respectively. As of September 30, 2025, five million Unicorns Common Stock Awards remain outstanding and not vested. The total grant-date fair value of the outstanding Unicorns Common Stock Awards amounts to $100 thousand, which was recognized as stock-based compensation expense during the period ending September 30, 2024; however, no stock-based compensation expense has been recorded for the nine months ending September 30, 2025, as the Company has assessed that the performance condition is not probable of being met.

Restricted Stock Units Classified as Equity

The following table summarizes information about RSUs as of and for the nine months ended September 30, 2025:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2025	6,526	$0.73
Granted*	551,960
Vested*	(558,488)
Forfeited	2
Ending balance - September 30, 2025	-	$0.00

*	During 2020, the Company issued 540,000 shares of common stock, with an aggregate fair value of $135,000, to certain ambassadors in consideration for services rendered during 2018 and 2020. These issuances were not recorded for the years ended December 31, 2018 and 2020. Accordingly, an adjustment has been reflected in the consolidated statement of stockholders’ equity for the current period to correct these prior omissions.

The Company recorded $0 thousand and $14 thousand of stock-based compensation expense relating to equity classified RSU’s during the three months ended September 30, 2025 and 2024, respectively. The Company recorded $157 thousand and $40 thousand of stock-based compensation expense relating to equity classified RSU’s during the nine months ended September 30, 2025 and 2024, respectively.

Stock Options

The following is a summary of stock option activity and related information for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2025	55,110,881	$0.031		4.61	$14,639,230
Granted	-	-
Exercised	-	-
Adjustments	-	-
Ending balance September 30, 2025	55,110,881	$0.031		3.86	$8,084,653
Vested and exercisable as of September 30, 2025	55,110,881	$0.031		3.86	$8,084,653

As of September 30, 2025 and December 31, 2024, there was no unrecognized stock-based compensation for stock options because all outstanding shares were fully vested. For the three months ended September 30, 2025 and 2024, there was no stock-based compensation for stock options. For the nine months ended September 30, 2025 and 2024, there was no stock-based compensation for stock options.

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

The following table summarizes information about the warrants as of and for the three months and nine months ended September 30, 2025:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2025	9,800,000	$0.01
Granted	-
Exercises	-
Forfeited	-
Ending balance - September 30, 2025	9,800,000	$0.01

NOTE 10 – LEASES

The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028.

The components of operating lease expense are as follows:

	Nine Months Ended September 30,
	2025	2024
Operating lease expense in relation to the operating lease liability	$104,594	$151,284
Other lease expenses, such as variable expenses and short-term leases not capitalized	109,553	140,745
Total operating lease expense	$214,147	$292,029

	Three Months Ended September 30,
	2025	2024
Operating lease expense in relation to the operating lease liability	$28,275	$52,391
Other lease expenses, such as variable expenses and short-term leases not capitalized	31,712	62,784
Total operating lease expense	$59,987	$115,175

Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2025	December 31, 2024
Operating leases
Assets:
Operating lease right-of-use assets	$83,951	$177,685
Liabilities:
Current portion of operating lease liabilities	$58,896	$121,335
Operating lease liabilities, noncurrent	27,040	61,098
Total operating lease liabilities	$85,936	$182,433
Other information:
Weighted-average remaining lease term (in years)	1.7	1.8
Weighted-average discount rate %	10.00%	10.00%

As of September 30, 2025, maturities of operating lease liabilities were as follows:

Amount
2025 (last three months of the calendar year)	$26,117
2026	43,655
2027	12,578
2028	10,915
Future operating lease payments	93,265
Imputed interest	(7,329)
Total operating lease liabilities	$85,936

The Company did not have any finance leases during the nine months ended September 30, 2025.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Finch, et al. v. Unicoin Inc. On September 24, 2025, a putative class action complaint (the “Finch complaint”) was filed in the United States District Court for the Southern District of New York against Unicoin and certain current and former officers, captioned Finch, et al. v. Unicoin Inc., et al., Case No. 1:25-cv-07939.

The Finch complaint alleges, among other things, violations of New York General Business Law §§ 349 and 350, as well as related claims, in connection with the Company’s marketing of Unicoin Rights Certificates. To the Company’s knowledge, neither the Company nor any of the individual defendants have yet been served with the complaint.

The Company believes the Finch complaint claims are without merit and intends to defend the matter vigorously. The Company is unable to predict the outcome of this matter or reasonably estimate a range of possible loss, if any, at this time.

German Arochi, individually and on behalf of all others similarly situated v. Unicoin Inc. On November 6, 2025, a putative class action complaint (the “Arochi complaint”) was filed in the United States District Court for the Southern District of New York against Unicoin and certain current and former officers, captioned German Arochi, individually and on behalf of all others similarly situated v. Unicoin Inc., et al., Case No. 1:25-cv-09273.

The Arochi complaint alleges, among other things, violations of New York General Business Law §§ 349 and 350, as well as related claims or causes of action, in connection with the Company’s marketing of Unicoin Rights Certificates. To the Company’s knowledge, neither the Company nor any of the individual defendants have yet been served with the complaint.

The Company believes the Arochi complaint claims are without merit and intends to defend the matter vigorously. The Company is unable to predict the outcome of this matter or reasonably estimate a range of possible loss, if any, at this time.

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

Pickholz v. TransparentBusiness, Inc. et al., United States District Court for the District of New Jersey, Civil Action No. 22-2504 (ES)(JBC): Pickholz, a former CFO, alleges retaliation, equity-related claims, and wage violations. On September 26, 2025, the Court dismissed several of Pickholz’s claims with prejudice (including those related to Dodd-Frank retaliation and salary-based claims) but allowed others to proceed. Discovery is ongoing. The defendants dispute the claims, and the matter remains pending. The outcome of this case could result in monetary liability or reputational impact for Unicoin.

We are not presently a party to any other legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Litigations that have been settled by the Company

The following legal matters were settled by the Company during the nine months ended September 30, 2025 and through the filing date of this Quarterly Report on Form 10-Q:

BeeFree, LLC v. Unicoin, Inc. and Silvina Moschini, United States District Court for the Southern District of Florida, Case No. 0:24-cv-22408-ALTMAN/LETT: In September 21, 2024, BeeFree, LLC filed a lawsuit against Unicoin, Inc. and Silvina Moschini. The parties have now entered into a Settlement and Release Agreement dated June 20, 2025, resolving all claims. Under the agreement, Unicoin agreed to pay $200,000 in eight installments through March 2027 and to transfer 350,000 Unicoin tokens to BeeFree within ten days of executing a related purchase agreement. The Company intends to comply fully with the agreement and the matter will be dismissed with prejudice. The settlement resolves all claims related to the case.

Christopher DiFonzo v. Unicoin, Inc. and Alex Konanykhin, United States District Court for the Southern District of New York, Case No. 25-cv-2600: Plaintiff alleges that Unicoin and its CEO failed to compensate him for services rendered in connection with cryptocurrency compliance and business development. Claims include breach of contract and failure to reimburse expenses. As of September 30, 2025, it was the Company’s position that the claims were without merit and intended to defend the matter vigorously. On October 28, 2025, the Company settled the matter by agreeing to make a cash payment of $39 thousand within 60 days and by issuing 200,000 Unicoin rights to the plaintiff. If Unicoin conducts an ICO issuing more than 25 billion unicoins, it will deliver additional tokens to the plaintiff to maintain the intended proportional ratio of 200 thousand-to-25 billion. This settlement fully resolves all claims in the case. This settlement fully resolves all claims in the case.

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

ITSQuest Contingent Divestiture

As more fully discussed in Note 6, the acquisition of ITSQuest included a contingent divestiture clause where if certain trigger events are not achieved by December 31, 2025, ITSQuest would divest back to its founders. If the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,100 thousand, as of September 30, 2025. For the three months ended September 30, 2025 and 2024, ITSQuest generated revenues of $3,608 thousand and $4,286 thousand, and gross margins of $693 thousand and $855 thousand, respectively. For the nine months ended September 30, 2025 and 2024, ITSQuest generated revenues of $11,608 thousand and $13,610 thousand, and gross margins of $2,244 thousand and $2,739 thousand, respectively.

Asset Swap Agreements

As of September 30, 2025, and through the filing date of this Quarterly Report on Form 10-Q, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been delivered and listed for trading yet, management cannot yet ascertain control over the assets included in such asset swap agreements. Accordingly, management has not recorded these transactions in the consolidated balance sheet. In certain cases, the agreements include project failure or escrow provisions tied to a token launch timeline. Where such conditions have lapsed without fulfillment, the agreements are considered terminated or abandoned in accordance with their terms. Management is currently evaluating next steps, including the legal and accounting implications of such terminations, as well as whether to engage counterparties to renegotiate or revive any of the affected transactions under revised terms. The following represents summaries of each transaction:

●	“Restrepo”: On July 29, 2024, the Company entered into an asset swap agreement (as amended) with Grupo Spira S.A.S., a company organized under the laws of Colombia, pursuant to which the seller agreed to transfer 100% ownership of certain real estate assets to the Company in exchange for rights to receive 4,340,000 unicoin tokens. Pursuant to the terms of the asset swap agreement, the seller is required to transfer the asset by deed. While due diligence has been completed, the transfer of title has not yet occurred. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

●	“Buona Vista”: On September 26, 2024, the Company entered into an Asset Swap Agreement (the “Agreement”) pursuant to its 140 Program with Victor Raul Montenegro Criado, an individual citizen of Peru, and Villa Paradiso S.A.C., a company organized under the laws of Peru (collectively referred to in this paragraph only as the “Seller”). Under the Agreement, the Seller agreed to transfer 100% of the ownership interest in Buona Vista – Casas Club & Resort S.A.C., a Peruvian entity holding certain real estate assets, to the Company in exchange for rights to receive 61,795,216 unicoin tokens. The unicoin token rights will be issued in three tranches, contingent upon the achievement of specified construction milestones related to the real estate assets. The initial ICO date was set for September 30, 2024, and was subsequently extended to March 30, 2025, pursuant to an amendment dated October 23, 2024. The Company did not proceed with the ICO by the extended deadline of March 30, 2025. Accordingly, on April 23, 2025, the parties executed a second amendment to revive and amend the original Agreement, extending the ICO deadline to December 31, 2025. The Company has instructed local counsel to initiate steps to move the transaction to escrow. As of the date of this report, the transaction has not yet moved to escrow; title to the assets has not transferred, and no unicoin rights have been issued in connection with the transaction. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

●	“Bahamas”: On January 24, 2024, the Company entered into two Asset Swap Agreements pursuant to its 140 Program to acquire the beneficial interest in two Bahamian entities, Long Island Investments Ltd. and Newport Harbour Ltd. (collectively referred to in this paragraph only as the “Landholding Companies”), which collectively own specified real estate parcels in the Bahamas. In exchange, the Company agreed to issue a total of 1,108,863,283 unicoin rights. On March 25, 2024, the parties executed an amendment clarifying certain rights and obligations, including provisions related to the conversion of the beneficial interest into full legal ownership. Under the Agreements, as amended, the Company obtained a beneficial interest in the Landholding Companies through a trust declaration, with the option to convert its beneficial interest into full legal ownership of the entities. The Agreements also included a rescission clause stipulating that if the unicoin tokens are not created and listed on crypto exchanges within nine months, the Agreements would terminate, and the assets and unicoin rights would revert to the Investors and Company, respectively. The Company did not proceed with the ICO as anticipated under the original Agreements. Accordingly, on September 27, 2024, the parties executed a second amendment extending the ICO deadline to December 31, 2024, and establishing the following interim obligations: (i) Finalize the technical procedures for transferring unicoins to New World Properties SPV Inc.’s crypto wallet; (ii) Facilitate the Company’s ongoing due diligence on the Investor Company and the Properties; and (iii) Complete the conversion of beneficial ownership of shares into full legal ownership of the Landholding Companies, thereby granting the Company full control over the Properties. The second amendment further provides that if, by January 30, 2025, the parties are unable to agree on a new ICO date and no regulatory delay is in effect, the Agreement shall be deemed null and void ab initio, releasing all parties from any liabilities or obligations. The Company did not proceed with the ICO by the extended deadline of December 31, 2024. On May 21, 2025, counsel for New World Properties SPV Inc. notified the Company of its withdrawal from representation, citing the pending SEC lawsuit against the Company as one of the reasons for his withdrawal. In the notice, counsel stated its belief that the transaction between Unicoin and the SPV could not proceed to closing under the current circumstances. This withdrawal abruptly halted the progress that had been made between the parties’ legal counsel toward finalizing an extension of the transaction deadline and completing the conversion of the Company’s beneficial interest into full legal ownership of the Landholding Companies. As a result, the Company must now reengage directly with the relevant investors to assess the status of the transaction and determine whether a path forward remains feasible. However, there is no assurance that the transaction will be consummated.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 6, as of September 30, 2025 and December 31, 2024, outstanding unicoin rights issued to related parties amounted to 1,298 million and 1,191 million unicoin rights, respectively. As of September 30, 2025 and December 31, 2024, these unicoin rights were valued at $4,885 thousand and $4,337 thousand, respectively.

NOTE 13 – INCOME TAXES

The Company’s annual effective tax rate was 0% and (1)% for the 3 months ended September 30, 2025 and 2024, respectively. The resulting effective tax rates were (0.7)% and (0.8)% for the nine months ended September 30, 2025 and 2024, respectively. The company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended September 30, 2025 and 2024, there were no significant changes to the total amount of unrecognized tax benefits.

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

Calculation of net loss per share is as follows for the three months and nine months September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(2,418,183)	$(6,951,261)	$(6,510,039)	$(29,269,541)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,133,269	738,495,097	741,420,971	734,803,371

Net loss per common share attributable to Unicoin inc., basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options outstanding	55,110,881	55,310,881	55,110,881	55,310,881
Warrants for common stock	9,800,000	9,800,000	9,800,000	9,800,000
Restricted stock units	-	26,110	-	26,110

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,
	2025			2024
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$4,143,676	39,150	4,182,826	$4,860,351	58,202	4,918,553
Subscription revenues	24	4,229	4,253	48	8,814	8,862
Unicorn Hunters	19	-	19	8	-	8
Total revenues	$4,143,719	43,379	4,187,098	$4,860,407	67,016	4,927,423

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,
	2025			2024
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$13,266,256	163,704	13,429,960	$15,287,702	197,937	15,485,639
Subscription revenues	96	19,741	19,837	144	23,556	23,700
Unicorn Hunters	39	-	39	85	2,591	2,676
Total revenues	$13,266,391	183,445	13,449,836	$15,287,931	224,084	15,512,015

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended September 30, 2025, and 2024:

	Three Month Ended September 30, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$4,253	4,182,826	$19	$4,187,098
Cost of revenues	-	3,393,574	5,850	3,399,424
Gross profit (loss)	$4,253	789,252	$(5,831)	$787,674

	Three Months Ended September 30, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$8,862	4,918,553	$8	$4,927,423
Cost of revenues	-	3,928,388	5,850	3,934,238
Gross profit (loss)	$8,862	990,165	$(5,842)	$993,185

The following tables set forth certain reportable segment information relating to the Company’s operations for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$19,837	13,429,960	$39	13,449,836
Cost of revenues	-	10,872,257	17,550	10,889,807
Gross profit (loss)	$19,837	2,557,703	$(17,511)	2,560,029

	Nine Months Ended September 30, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$23,700	15,485,639	$2,676	15,512,015
Cost of revenues	-	12,337,669	122,566	12,460,235
Gross profit (loss)	$23,700	3,147,970	$(119,890)	3,051,780

The following table includes a reconciliation of Gross Profit allocated to segments to Loss Before Income Taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross Profit allocated to segments, net	$787,674	993,185	$2,560,028	3,051,780
Expenses not allocated to segments, net*	18,512	54,658	119,217	140,877
Loss Before Income Taxes	$(2,501,227)	(6,806,140)	$(6,634,889)	(29,018,082)

*	Includes mainly Unicoin marketing expense, stock-based compensation, unicoins’s right transaction gain or Loss, and other Gen admin expenses, Amortization of intangibles, Bad debt expense and other Gen admin expense Software Development Expense, Impairment of investments in privately held companies, interest income (expense), net, other income (expense), net.

There were no material transactions between reportable segments during the nine months ended September 30, 2025 and 2024.

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

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements other than those described below:

●	Issued 225 thousand unicoin rights in exchange of cash consideration of $40 thousand.

●	Issued 10 thousand shares of common stock in exchange of cash consideration of $19 thousand.

Issuance of Short-Term Notes

In October and November 2025, the Company received $902 thousand from short-term promissory notes , bearing interest at 20% per annum. Of this amount, $874 thousand was received in October 2025 and $28 thousand in November 2025. All notes are payable within one year of their respective issuance dates.

Class Action Complaint – Arochi v. Unicoin

On November 6, 2025, a putative class action complaint was filed in the United States District Court for the Southern District of New York by German Arochi, individually and on behalf of all others similarly situated against Unicoin and certain current and former officers. This matter is discussed in Note 11 – Commitments and Contingencies, under the Legal Proceedings subtitle.

Settlement of Litigation with Christopher DiFonzo

On October 28, 2025, the Company settled the previously disclosed matter, Christopher DiFonzo v. Unicoin, Inc. and Alex Konanykhin (Case No. 25-cv-2600), by agreeing to make a cash payment of $39 thousand within 60 days and by issuing 200,000 Unicoin rights to the plaintiff. If Unicoin conducts an ICO issuing more than 25 billion unicoins, it will deliver additional tokens to the plaintiff to maintain the intended proportional ratio of 200 thousand-to-25 billion. This settlement fully resolves all claims in the case.

Termination of Material Transaction Agreement

On September 9, 2025, Unicoin Inc. entered into a Master Transaction Agreement with two buyers for the staged sale of certain Philippine real estate interests and token-related intellectual property for $10 million plus a 75% revenue participation interest. The agreement contemplated two closings, with an initial $1 million payment due at the first stage; however, the buyers were unable to complete the payment due to banking restrictions and account issues, having paid only $475,000 in non-refundable installments. As a result, Unicoin formally terminated the agreement on October 24, 2025, and is evaluating its strategic options, including the possibility of renegotiating terms under a new agreement more favorable to the Company.

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

Our Company

Unicoin Inc. was incorporated in Delaware on September 22, 2015, under the name “TransparentBusiness, Inc.” On October 6, 2022, we changed our name to “Unicoin Inc.” Our principal executive offices are located at 228 Park Avenue South 16065, New York, NY 10003 and our phone number is (844) 384-5069.

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

Unicoin International Inc.

Unicoin Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated but distinct legal entities, with UII operating as an affiliate of Unicoin. While Unicoin has been actively engaged in fundraising efforts, brand development, and investor outreach for its token known as “unicoin,” UII is separately planning the launch of a blockchain-based digital asset referred to as the “Unicoin International Token” or “UIT.” In support of UII’s operations and marketing efforts, Unicoin provides various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. Under the agreement, UII compensates Unicoin for these services and may also, at its discretion and subject to applicable law, provide UIT tokens as further consideration. Although the two entities collaborate closely and share resources, UII maintains operational and legal independence from Unicoin, and the shared personnel remain solely employed or contracted by Unicoin, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

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

The Company follows the following 10-point criteria when we evaluate companies to be part of the Unicorn Hunters show:

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

Unicoins

Unicoin Inc. developed a token called unicoin (“unicoins” or “tokens”). We intend to mint a total of 25 billion unicoins. A portion of the minted unicoins will be retained by us; accordingly, the value of these retained unicoins could benefit our stockholders. As of November 6, 2025, we have sold unicoin presale certificates (“Certificates”) to acquire up to approximately 1.9 billion unicoins and raised approximately 46.7 million. We have also agreed to issue Certificates for up to approximately 3.3 billion unicoins through our deferred payment plans (approximately 192 million of which have been issued). Through these deferred payment programs, we are contractually entitled to future installment payments of $586 million (which, if not made, will result in us retaining collateral contributed to us to secure a portion of the payment obligations). Additionally, we have issued Certificates for approximately (i) 726 million unicoins to our stockholders, (ii) 522 million unicoins as discretionary compensation payments to insiders, including employees, (iii) 277 million unicoins to service providers and influencers, (iv) 22 million unicoins to the founders of our affiliate, ITSQuest, and (v) 1.21 billion unicoins through real estate transactions (of which 1.145 billion are cancelable or in an escrow arrangement pending tokenization and title transfer).

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

As of the date hereof, as a result of the extended deadline provided in the Amended SEA, the Company cannot yet assess the likelihood or probability of achieving either of the two trigger events necessary to avoid divestiture of ITSQuest. However, if the Company is not able to achieve such trigger events, the Company’s business, financial condition, results of operations and liquidity will be materially impacted as ITSQuest represented Company assets of $10,100 thousand, revenues of $11,608 thousand, and generated gross margins of $2,244 thousand as of and for the nine months ended September 30, 2025, respectively.

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

Significant Related Party Transactions

A total of 333 thousand unicoin rights valued at $3,000 thousand and 363 thousand unicoin rights valued at $145 thousand were issued to related parties during the three months ended September 30, 2025 and 2024, respectively. A total of 1,004 thousand unicoin rights valued at $141 thousand and 1,713 thousand unicoin rights valued at $788 thousand were issued to related parties during the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025 and 2024 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Nine Months Ended September 30,
	2025	% of Total Revenues	2024	% of Total Revenues
REVENUES:
Staffing revenues	$13,429,960	100%	$15,485,639	100%
Subscription revenues	19,837	0%	23,700	0%
Unicorns revenues	39	0%	2,676	0%
Total Revenues	13,449,836	100%	15,512,015	100%
COST OF REVENUES:
Staffing cost of revenues	10,872,257	81%	12,337,669	80%
Subscription cost of revenues	-	0%	-	-%
Unicorns cost of revenues	17,550	0%	122,565	1%
Total Cost of Revenues	10,889,807	81%	12,460,235	80%
GROSS PROFIT	2,560,029	19%	3,051,780	20%
OPERATING COSTS AND EXPENSES
General and administrative	8,293,881	62%	18,543,193	120%
Sales and marketing	647,843	5%	13,373,417	86%
Research and development	133,976	1%	12,375	0%
TOTAL OPERATING COSTS AND EXPENSES	9,075,700	67%	31,928,985	206%
LOSS FROM OPERATIONS	(6,515,671)	(48)%	(28,877,205)	(186)%
Interest income (expense), net	(49,079)	0%	(125,701)	(1)%
Other income (expense), net	(70,139)	(1)%	(15,176)	0%
LOSS BEFORE INCOME TAXES	(6,634,889)	(49)%	(29,018,082)	(187)%
Income tax expense	(45,520)	0%	(236,381)	(2)%
NET LOSS AND COMPREHENSIVE LOSS	(6,680,409)	(50)%	(29,254,463)	(189)%
Less: net income (loss) attributable to the non-controlling interest	(170,370)	(1)%	15,078	0%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(6,510,039)	(48)%	$(29,269,541)	(189)%

Revenues

The following table presents our revenue for the periods indicated.

	Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)
TAAS revenues	$13,429,960	$15,485,639	$(2,055,679)	(13)%
SAAS revenues	19,837	23,700	(3,863)	(16)%
Unicorns revenues	39	2,676	(2,637)	(99)%
Total Revenues	$13,449,836	$15,512,015	$(2,062,179)	(13)%

Total revenues decreased by $2,062 thousand, or (13)%, to $13,450 thousand for the nine months ended September 30, 2025, from $15,512 thousand for the nine months ended September 30, 2024 and comprised 100% of our total revenues.

TaaS. TAAS revenues decreased by $2,056 thousand, or (13)%, to $13,430 thousand for the nine months ended September 30, 2025, from $15,486 thousand for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in ITSQuest related revenues of $2,002 thousand, or (15)% to $11,608 thousand, for the nine months ended September 30, 2025.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorn did not release any episodes of Unicorns during the nine months ended September 30, 2025 and 2024, as the Company is currently in the production phase of Season 2.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)
TAAS cost of revenues	$10,872,257	$12,337,670	$(1,465,413)	(12)%
SAAS cost of revenues	-	-	-	0
Unicorns cost of revenues	17,550	122,565	(105,015)	(86)%
Total Cost of Revenues	$10,889,807	$12,460,235	$(1,570,428)	(13)%

Total cost of revenues decreased by $1,570 thousand, or (13)%, to $10,890 thousand for the nine months ended September 30, 2025, from $12,460 thousand for the nine months ended September 30, 2024.

TaaS. TAAS cost of revenues decreased by $1,465 thousand, or (12)%, to $10,872 thousand. The decrease was proportional to the decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $105 thousand, or (86)%, to $18 thousand for the nine months ended September 30, 2025, compared to $123 thousand, for the nine months ended September 30, 2024. The decrease in Cost of Revenues was mainly due to a decrease in the stock-based compensation expense of $100 thousand in relation to the earning of five million Unicorns Common Stock Awards by executive producers of Unicorn Hunters. No episodes were produced during each of the nine months ended September 30, 2025 and 2024.

General and administrative

General and administrative expenses decreased by $10,249 thousand, or (55)%, to $8,294 thousand for the nine months ended September 30, 2025, from $18,543 thousand for the nine months ended September 30, 2024. This decrease was primarily driven by a $6,565 thousand transaction loss on reacquisition of unicoin rights from investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration, $1,721 thousand decrease in expenses paid with unicoin rights, $595 thousand reduction in accounting, taxes and professional fees, $332 thousand decrease in travel expenses, partially offset by a $116 thousand increase in stock-based compensation expenses.

Sales and marketing

Sales and marketing expenses decreased by $12,726 thousand, or (95)%, to $648 thousand for the nine months ended September 30, 2025. The decrease was primarily due to the decrease in sales & marketing expenses paid with unicoin rights as consideration, which amounted to $9,973 thousand and a decrease in recurring marketing expenses amounted to $2,665 thousand.

Interest income (expense), net

Net interest expense increased by $77 thousand, or (61)%, to $49 thousand for the nine months ended September 30, 2025, from $(126) thousand for the nine months ended September 30, 2024. The change was primarily due to a net reduction in 10-Year Interest Accruals of $99 thousand.

Provision for Income Taxes

	Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)
Income tax benefit (expense)	$(45,520)	$(236,381)	$190,861	(81)%
Effective tax rate	(0.7)%	(0.8)%

The Company recorded income tax expense of $46 thousand and $236 thousand for the nine months ended September 30, 2025 and 2024, respectively. The resulting effective tax rate was (0.7)% and (0.8)% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the nine months ended September 30, 2025 and 2024, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest decreased by $185 thousand, or (1230)%, to a net loss of $(170) thousand for the nine months ended September 30, 2025. Our non-controlling interest holders in ITSQuest were allocated income (loss) of $42 thousand and income of $271 thousand for the nine months ended September 30, 2025 and 2024, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(155) thousand and $(256) thousand for the nine months ended September 30, 2025 and 2024, respectively. Our non-controlling interest holders in Unicoin International were allocated a loss of $(57) thousand and $0 thousand for the nine months ended September 30, 2025 and 2024, respectively. Non-controlling interest in ITSQuest, Unicorns, and Unicoin International represented an ownership interest of 49%, 28.12%, and 100%, respectively.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2025 and 2024 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,
	2025	% of Total Revenues	2024	% of Total Revenues
REVENUES:
Staffing revenues	$4,182,826	100%	$4,918,553	100%
Subscription revenues	4,253	-	8,862	-
Unicorns revenues	19	-	8	-
Total Revenues	4,187,098	100%	4,927,423	100%
COST OF REVENUES:
Staffing cost of revenues	3,393,574	81%	3,928,388	80%
Subscription cost of revenues	-	-	-	-
Unicorns cost of revenues	5,850	-	5,850	-
Total Cost of Revenues	3,399,424	81%	3,934,238	80%
GROSS PROFIT			993,185	20%
OPERATING COSTS AND EXPENSES
General and administrative	2,729,274	65%	4,973,286	101%
Sales and marketing	492,315	12%	2,769,054	56%
Research and development	48,800	1%	2,327	0%
TOTAL OPERATING COSTS AND EXPENSES	3,270,389	78%	7,744,667	157%
LOSS FROM OPERATIONS	(2,482,715)	(59)%	(6,751,482)	(137)%
Interest income (expense), net	(18,413)	-	(46,002)	(1)%
Other income (expense), net	(99)	-	(8,656)	0%
LOSS BEFORE INCOME TAXES	(2,501,227)	(60)%	(6,806,140)	(138)%
Income tax benefit (expense)	-	-	(61,345)	(1)%
NET LOSS AND COMPREHENSIVE LOSS	(2,501,227)	(60)%	(6,867,485)	(139)%
Less: net income (loss) attributable to the non-controlling interest	(83,044)	(2)%	83,776	2%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,418,183)	(58)%	$(6,951,261)	(141)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended September 30,
	2025	2024	Change ($)	Change (%)
TAAS revenues	$4,182,826	$4,918,553	$(735,727)	(15)%
SAAS revenues	4,253	8,862	(4,609)	(52)%
Unicorns revenues	19	8	11	138%
Total Revenues	$4,187,098	$4,927,423	$(740,325)	(15)%

Total revenues decreased by $740 thousand, or (15)%, to $4,187 thousand for the three months ended September 30, 2025, from $4,927 thousand for the three months ended September 30, 2024 and comprised 100% of our total revenues.

TaaS. TAAS revenues decreased by $736 thousand, or (15)%, to $4,183 thousand for the three months ended September 30, 2025, from $4,919 thousand for the three months ended September 30, 2025. The decrease was primarily due to a decrease in ITSQuest related revenues of $679 thousand, or (16)% to $3,608 thousand, for the three months ended September 30, 2025.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorn did not release any episodes of Unicorns during the three months ended September 30, 2025 and 2024, as the Company is currently in the production phase of Season 2.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three Months Ended September 30,
	2025	2024	Change ($)	Change (%)
TAAS cost of revenues	$3,393,574	$3,928,388	$(534,814)	(14)%
SAAS cost of revenues	-	-	-	0%
Unicorns cost of revenues	5,850	5,850	-	0%
Total Cost of Revenues	$3,399,424	$3,934,238	$(534,814)	(14)%

Total cost of revenues decreased by $535 thousand, or (14)%, to $3,399 thousand for the three months ended September 30, 2025, from $3,934 thousand for the three months ended September 30, 2024.

TaaS. TAAS cost of revenues decreased by $535 thousand, or (14)%, to $3,394 thousand. The decrease was proportional to the decrease in TAAS revenues.

Unicorns. No episodes were produced during each of the three months ended September 30, 2025 and 2024.

General and administrative

General and administrative expenses decreased by $2,244 thousand, or (45)%, to $2,729 thousand for the three months ended September 30, 2025, from $4,973 thousand for the three months ended September 30, 2024. This decrease was primarily driven by a reduction of $887 thousand paid with unicoin rights, $726 thousand transaction loss on reacquisition of unicoin rights from investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration, $208 thousand legal expenses, $200 thousand settlement, $121 thousand salary and payroll related expenses partially offset by a $412 thousand reduction in accounting, taxes and professional fees.

Sales and marketing

Sales and marketing expenses decreased by $2,277 thousand, or (82)%, to $492 thousand for the three months ended September 30, 2025. The decrease was primarily due to the decrease in sales & marketing expenses paid with unicoin rights as consideration, which amounted to $2,003 thousand and a decrease in recurring marketing expenses amounted to $339 thousand.

Interest income (expense), net

Net interest expense decreased by $28 thousand, or (60)% to $(18) thousand for the three months ended September 30, 2025, from $(46) thousand for the nine months ended September 30, 2024. The change was primarily due to a net reduction in 10-Year Interest Accruals of $39 thousand.

Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	Change ($)	Change (%)
Income tax benefit (expense)	$-	$(61,345)	$61,345	(100)%
Effective tax rate	0%	(0.9)%

The Company recorded income tax expense of $0 thousand and $61 thousand for the three months ended September 30, 2025 and 2024, respectively. The resulting effective tax rate was 0% and (1)% for the three months ended September 30, 2025 and 2024, respectively. The Company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax assets and the tax expense recorded for ITSQuest’s separate federal income tax return because ITSQuest is not included in the Company’s condensed consolidated U.S. federal income tax return and is not able to utilize Unicoin’s deferred tax assets to offset taxable income. During the three months ended September 30, 2025 and 2024, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net income attributable to the non-controlling interest decreased by $(167) thousand, or (199)%, to a net loss of $(83) thousand for the three months ended September 30, 2025. Our non-controlling interest holders in ITSQuest were allocated aloss of $(25) thousand and income of $88 thousand for the three months ended September 30, 2025 and 2024, respectively. Our non-controlling interest holders in Unicorns were allocated a loss of $(37) thousand and $(5) thousand for the three months ended September 30, 2025 and 2024, respectively. Our non-controlling interest holders in Unicoin International were allocated a loss of $(21) thousand and $0 thousand for the three months ended September 30, 2025 and 2024, respectively. Non-controlling interest in ITSQuest, Unicorns, and Unicoin International represented an ownership interest of 49%, 28.12%, and 100%, respectively.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $2,476 thousand available as of September 30, 2025. Based on currently available capital resources (cash and cash equivalents on hand as of September 30, 2025), we estimate that at our current cash “burn rate”, we would be able to conduct our planned operations for approximately less than one month without raising additional equity or debt financing, assuming we do not fail to develop and launch the unicoin during that period or we do not fail to negotiate an extension to avoid a divestiture from ITSQuest. If we do fail to launch unicoins during that period, the Company will need to obtain additional financing to continue its operations. and if we do not launch unicoins at any point in the future, we believe the Company would be required to pay the significant financing obligation that it has incurred with respect to the unicoin rights, which would also require additional financing. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $6,286 thousand. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoin is not launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2024, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the development and launch of the unicoin has been resolved.

From January 1, 2025 through September 30, 2025, the Company issued unicoin rights in exchange of consideration consisting of cash $2,379 thousand and operating expenses paid with unicoin rights amounting to approximately $229 thousand.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousand)	2025	2024
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(4,714)	$(10,016)
Net cash provided by investing activities	-	(243)
Net cash provided by financing activities	4,592	8,002
Net increase / (decrease) in cash and cash equivalents	$(122)	$(2,257)

Cash Used in Operating Activities

Cash flows used in operating activities increased by $5,302 thousand to $(4,714) thousand for the period ended September 30, 2025, compared to $(10,016) thousand for the period ended September 30, 2024. Net cash used in operating activities for the nine months ended September 30, 2025, was due to our net loss of $(6,680) thousand, a decrease in operating assets, net of liabilities of $753 thousand and non-cash items of $1,213 thousand. Net cash used in operating activities for the nine months ended September 30, 2024, was due to our net loss of $(29,254) thousand, an increase in operating assets and liabilities of $(2) thousand and non-cash items of $19,240 thousand.

Cash (Used in) Provided by Investing Activities

Net cash flows used in investing activities did not change and remained at $243 thousand for the nine months ended September 30, 2025 and 2024.

Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased by $3,410 thousand to $4,592 thousand for the nine months ended September 30, 2025, compared to $8,002 thousand for the nine months ended September 30, 2024. The decrease in net cash provided by financing activities was mainly due to an decrease in proceeds from the sales of unicoin rights of $2,330 thousand, and issuance of common stock of $1,439 thousand.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $2,476 thousand available as of September 30, 2025, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ended September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

For a summary of pending legal matters, refer to Note 11, Commitments and Contingencies in the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited), which includes a detailed discussion of the Company’s current legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/22	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 6/30/23	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$0.40	5,278,029	**	5/1/24 to 4/30/25	Rule 506(c); Reg. S
$1.00	1,541,965		5/22/24 to 10/31/24	Rule 506(c); Reg. S
$1.00	1,938,706		2/1/25 to 10/31/25	Rule 506(c); Reg. S
$2.00	99,650		4/1/25 to 11/6/25	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13.
**	Shareholders as of April 15, 2024 were granted a right to purchase a limited number of common stock shares at $0.40, which approximates the fair value of the common stock.

Fundraising Transaction – Offering of Unicoin Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Accounted Dates***	Exemption
$0.0014	462,000,000	9/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.0057	747,600	5/1/25 to 5/30/25	Rule 506(c); Reg. S
$0.01	1,369,234,780	2/24/22 to 11/6/25	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.02	77,311,400	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.03	713,333	3/1/24 to 3/31/25	Rule 506(c); Reg. S
$0.04	52,940,000	8/1/24 to 7/31/25	Rule 506(c); Reg. S
$0.05	57,067,533	3/12/22 to 6/30/25	Rule 506(c); Reg. S
$0.05	243,626,226	5/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 7/31/24	Rule 506(c); Reg. S
$0.06	4,505,500	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.07	19,200,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.08	5,440,000	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.089	30,395,447	12/1/22 to 12/31/24	Rule 506(c); Reg. S
$0.09	12,370,000	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.1	129,886,501	3/18/22 to 7/31/25	Rule 506(c); Reg. S
$0.101	7,190,181	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.11	5,865,000	4/1/23 to 7/31/25	Rule 506(c); Reg. S
$0.12	234,000	5/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.122	6,636,946	6/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.13	125,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.14	1,415,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.15	168,333	3/01/24 to 7/31/25	Rule 506(c); Reg. S
$0.16	160,000	3/1/25 to 3/31/25	Rule 506(c); Reg. S
$0.18	100,000	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.19	27,500	1/12/24 to 12/31/24	Rule 506(c); Reg. S
$0.2	12,480,395	9/8/22 to 11/9/25	Rule 506(c); Reg. S
$0.3	1,619,794	9/1/22 to 9/30/25	Rule 506(c); Reg. S
$0.35	1,236,314	6/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.3511	1,899,741	3/01/24 to 12/31/24	Rule 506(c); Reg. S
$0.373	3,813,247	9/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.395	5,518,212	9/1/24 to 6/30/25	Rule 506(c); Reg. S
$0.4	5,261,323	11/2/22 to 6/30/25	Rule 506(c); Reg. S
$0.493	2,553,776	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.459	1,063,134	10/31/23 to 6/30/25	Rule 506(c); Reg. S
$0.5	8,108,731	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.52	9,334	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.75	8,817,997	4/1/24 to 6/30/25	Rule 506(c); Reg. S
$1	2,250	9/1/25 to 9/30/25	Rule 506(c); Reg. S

*	The price per unicoin right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of unicoin rights issued at the specified price.
**	Unicoin rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 6 – Unicoin rights financing obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those unicoin rights.
***	The date represents when the unicoin right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation, dated September 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unicoin Inc.

Date: November 14, 2025	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer