Form 10-K
period 2025-12-31
Unicoin Inc.
filed 2026-04-01
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 1, 2026, there were 742,179,936 shares of the Registrant’s common stock outstanding.

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

The cryptocurrency market achieved a $3 trillion valuation in 2021 and the cryptocurrency market is poised for further growth. The firm believes the previous cryptocurrency growth was driven by cryptocurrencies becoming mainstream payment methods and the increasing entry of institutional investors into the market. However, this financial market sector still lacks brands that fully resonate with institutional and traditional investors.

Bitcoin, the only household name among cryptocurrencies, was created by an anonymous party to provide anonymity in financial transactions. It was initially used mostly in suspected shady or outright illegal transactions. The firm believes it consumes a lot of power and is, therefore, not easily scalable. In the past Bitcoin lost market share to newer coins, and this trend might occur again in the future.

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

Unicoin Inc. does not promise to perform any “essential managerial efforts” related to increasing the value of unicoins.

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

Unicoin Inc. is an operating and holding company with a principal focus on the digital asset and media sectors. While the Company historically managed a Software as a Service (“SaaS”) platform for the monitoring and management of remote workforces, its strategic direction is now centered on its underlying ecosystem. As a holding company, Unicoin Inc. wholly owns SheWorks!, a Talent as a Service (“TaaS”) company.

While the Company historically managed a Software as a Service (“SaaS”) platform for the monitoring and management of remote workforces, its strategic direction is now centered on its underlying ecosystem.

In addition to its talent platforms, Unicoin Inc. maintains a controlling interest in Unicorns, Inc., the media company responsible for the Unicorn Hunters show. As of April 1, 2026, the Company’s ownership interest in Unicorns, Inc. is 71.88%.

Effective December 31, 2025, Unicoin Inc. elected not to further extend the divestiture agreement with the original sellers of ITSQuest, Inc., a regional staffing agency in which the Company had held a 51% majority interest since November 2020. Under the terms of the original Share Exchange Agreement, the Company’s failure to achieve specific milestones by the expiration date triggered the formal transfer of the equity interest back to the original sellers. Management determined that a further negotiation for extension was not in the Company’s strategic interest. This conclusion was based on an internal assessment that the traditional staffing model of ITSQuest constitutes a non-core asset that lacks sufficient synergy with the Company’s proprietary technology and brand equity. By allowing the divestiture to proceed, Unicoin Inc. intends to reallocate its capital and management resources exclusively toward high-growth digital assets and media-driven opportunities across its primary markets.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

UNICOIN

Unicoin, Inc.

UNICORN HUNTERS	UNICOIN	SheWorks!
Unicorns Inc.	Unicoin LatAm C.A.	SheWorks, Inc.
71.88%	**99%**	**100%**

Subsidiaries Outside of the United States

Outside of the United States, the Company has recently formed subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold real estate.

Operations in these entities from formation through the date of this consolidated financial statements were de minimis.

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

Unicoin International Inc.

Unicoin Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated (through common ownership as Alex Konanykhin and Silvina Moschini each own 50% of UII) but distinct legal entities, with UII operating as an affiliate of Unicoin. In support of UII’s operations and marketing efforts, Unicoin may provide various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. Under the agreement, UII compensates Unicoin for these services and may also, at its discretion and subject to applicable law. Although the two entities may collaborate closely and share resources, UII maintains operational and legal independence from Unicoin, and the shared personnel remain solely employed or contracted by Unicoin, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

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

Unicoin’s wholly owned subsidiary SheWorks!, a TaaS platform, is, we believe, an asset that can operate independently or in conjunction with the Company’s SaaS software. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs. Our Yandiki platform (now a part of SheWorks!) is also a talent exchange and platform that connects freelance talent with companies looking for leaner, more transparent ways of carrying out remote contractual work. Nevertheless, SheWorks! is currently not the focus of our operations and is being phased out through customer attrition.

Unicorns

Unicorns produced a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience.

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

Unicoins

Unicoin Inc. developed a token called unicoin (“unicoins” or “tokens”). We intend to mint a total of 25 billion unicoins. A portion of the minted unicoins will be retained by us; accordingly, the value of these retained unicoins could benefit our stockholders. As of April 1, 2026, we have sold unicoin presale certificates (“Certificates”) to acquire up to approximately 1.9 billion unicoins and raised approximately $46.8 million. We sold and issued certificates up to approximately 0.7 billion non-security utility issuance of approximately $7.8 million. We have also agreed to issue Certificates for up to approximately 3.3 billion unicoins through our deferred payment plans (approximately 194 million of which have been issued). Through these deferred payment programs, we are contractually entitled to future installment payments of $569 million (which, if not made, will result in us retaining collateral contributed to us to secure a portion of the payment obligations). Additionally, we have issued Certificates for approximately (i) 726 million unicoins to our stockholders, (ii) 522 million unicoins as discretionary compensation payments to insiders, including employees, (iii) 279 million unicoins to service providers and influencers, (iv) 22 million unicoins to the founders of our affiliate, ITSQuest, and (v) 1.21 billion unicoins through real estate transactions (of which 1.145 billion are cancelable or in an escrow arrangement pending tokenization and title transfer). The Company intends to make unicoins a network token on SafeBets.world, a risk-free prediction platform.

We may accept certain cryptocurrencies, such as Ether (ETH), USD Coin (USDC), and Tether (USDT) among others, as payment for the purchase of unicoins. Upon future liquidity needs, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

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

Real Estate Subsidiaries

Outside of the United States, we have recently formed wholly owned or controlled subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold and/or manage real estate. We may create in the future additional wholly owned or controlled subsidiaries for holding specific parcels of real estate in the United States and outside of the United States.

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

On December 10, 2024, we received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (the “SEC”), indicating that the SEC staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. The proposed action would allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, as well as Sections 5 and 17(a) of the Securities Act of 1933, as amended (the “Securities Act”). The SEC staff further advised that any such enforcement action could involve a civil injunctive proceeding or other action permitted by law and could seek remedies including injunctive relief, disgorgement, pre-judgment interest, civil monetary penalties, and other relief.

Also on December 10, 2024, Alex Konanykhin, our Chief Executive Officer and Chairman of our board of directors, Silvina Moschini, one of our directors and the Chief Executive Officer of our subsidiary Unicorns, Inc., Alejandro Dominguez, our Chief Investment Officer, and Richard Devlin, our former Senior Vice President and General Counsel, each received Wells Notices from the SEC staff. These Wells Notices similarly indicated a preliminary determination to recommend enforcement actions against such individuals alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Sections 5 and 17(a) of the Securities Act. In addition, in the case of Mr. Konanykhin and Ms. Moschini, the SEC staff indicated that the proposed enforcement action could allege violations as controlling persons under Section 20(a) of the Exchange Act. The SEC staff advised these individuals that remedies sought could include injunctive relief, disgorgement, pre-judgment interest, civil monetary penalties, officer and director bars, limitations on activities, and other relief within the SEC’s authority.

Wells Notices are not formal allegations or findings of wrongdoing. Rather, they provide recipients with an opportunity to make a submission to the SEC staff before a final recommendation is made to the SEC or the SEC votes on whether to authorize an enforcement action. We and the named individuals submitted responses to the Wells Notices, as previously disclosed in our Current Report on Form 8-K filed on December 17, 2024.

On May 20, 2025, following the Wells Notice process, the SEC filed a civil enforcement action against Unicoin Inc. and certain individuals, including Alex Konanykhin, Silvina Moschini, Richard Devlin, and Alejandro Dominguez, in the United States District Court for the Southern District of New York. The action is captioned Securities and Exchange Commission v. Unicoin Inc. f/k/a TransparentBusiness, Inc., et al., Case No. 1:25-cv-4245 (S.D.N.Y.). The SEC’s complaint alleges violations of various provisions of the federal securities laws in connection with our offer and sale of digital assets, including unicoin tokens, as well as alleged material misstatements and omissions in communications with investors. The SEC is seeking injunctive relief, disgorgement of proceeds, civil monetary penalties, officer and director bars, and other equitable relief.

We believe the claims asserted by the SEC are without merit and intend to vigorously defend against the allegations. Nevertheless, this matter may result in financial liability, restrictions on future capital-raising efforts, reputational harm, and increased costs and diversion of management attention, and could materially affect our business, operations, and prospects.

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

Employees

As of the day of this Annual Report on Form 10-K, we had 9 employees. We also utilize consultants and temporary service providers who are not our employees, as necessary. None of our employees are represented by a labor union or are subject to collective-bargaining agreements and we believe we have good relationships with our employees.

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

We have a limited operating history.

We have a short operating history upon which to evaluate the viability and sustainability of our platform and services. We achieved only modest revenues. As our businesses expand, our historical results may not be indicative of our future performance, and you should consider our future prospects in light of the risks and uncertainties of early-stage companies operating in the fast-evolving industries of technology, remote work and streaming media. Some of these risks and uncertainties relate to our ability to:

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

Our independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024, included an explanatory paragraph in their opinion that accompany our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by our increasing obligations which may deter investors from purchasing our equity securities, debt instruments or unicoin rights. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

We plan to require, as a fee for appearing on the Unicorn Hunters show, approximately 5% to 10% equity stakes (or options or warrants to acquire the same) in some or all the companies featured in future episodes. Any such equity acquired will be illiquid and may be difficult to value. When acquired, there will be no public market for such warrants, options or the shares underlying such warrants or options, and there can be no guarantee that a market for such securities will ever develop. If a secondary market or exit opportunity does develop, we cannot be assured that the price at which such securities can be sold will meaningfully contribute to shareholder value for Unicoin Inc. shareholders, or that such value will be in line with our estimates.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in Unicoin Inc.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its financial statements that could not be prevented or detected on a timely basis. As of the year ended December 31, 2025, we have identified un-remediated material weaknesses in connection with our (i) entity-level controls (ii) information technology general controls and segregation of duties and (iii) equity accounting primarily related to issuance of stock to investors. This resulted from a lack of necessary business processes, internal controls, record retention policy, and adequate number of qualified personnel within our accounting function.

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

We and certain of our current and former directors and officers received Wells Notices from the SEC staff, and the SEC has since commenced a civil enforcement action against us and such individuals, the outcome of which could materially and adversely affect our business, financial condition, results of operations, prospects, and reputation.

On December 10, 2024, we, along with Alex Konanykhin, our Chief Executive Officer and Chairman of our board of directors, Silvina Moschini, one of our directors and Chief Executive Officer of our subsidiary Unicorns, Inc., Alejandro Dominguez, our Chief Investment Officer, and Richard Devlin, our former Senior Vice President and General Counsel, received Wells Notices from the staff of the U.S. Securities and Exchange Commission (the “SEC”). The Wells Notices indicated that the SEC staff had made a preliminary determination to recommend that the SEC bring an enforcement action against us and each such individual in connection with alleged violations of the federal securities laws. On December 31, 2024, we and the named individuals submitted Wells submissions to the SEC staff responding to the matters described in the Wells Notices.

While the Wells Notice was not a formal charge or an adjudication on the merits, as a result of the matters described in the Wells Notices, on May 20, 2025, the SEC filed a civil enforcement action against Unicoin Inc. and certain individuals, including Messrs. Konanykhin, Dominguez, and Devlin and Ms. Moschini, in the United States District Court for the Southern District of New York. The action is captioned Securities and Exchange Commission v. Unicoin Inc. f/k/a TransparentBusiness, Inc., et al., Case No. 1:25-cv-4245 (S.D.N.Y.).

The SEC’s complaint alleges violations of various provisions of the federal securities laws in connection with our offer and sale of digital assets, including unicoin tokens, as well as alleged material misstatements and omissions in communications with investors. The SEC is seeking injunctive relief, disgorgement of proceeds, civil monetary penalties, officer and director bars, and other equitable relief. We believe the claims asserted by the SEC are without merit and intend to vigorously defend against the allegations.

However, the outcome of this matter is inherently uncertain. If the SEC were to prevail on some or all of its claims, we could be subject to substantial monetary penalties or disgorgement obligations, which could exceed our ability to pay, as well as injunctions or other remedies that could restrict our current or future business activities, capital-raising efforts, or the service of our directors or officers. In addition, this matter could result in increased regulatory scrutiny, diversion of management’s time and attention, significant legal and professional expenses, and reputational harm, any of which could materially and adversely affect our business, financial condition, results of operations, cash flows, and prospects.

Unicoins may or may not be deemed a security by regulators.

Unicoins are designed to qualify as a utility token. Nevertheless, updated regulations and guidance from the SEC may necessitate that the utilities and rights associated with Unicoins may need to be modified. Unicoins, including the utility for which they will be used, are subject to modification by our management as we more fully explore the market opportunities, our need for capital, regulatory and legislative changes, and technological needs and limitations. We can make no assurances that any modifications or adjustments to our plan of operations for unicoins will be more beneficial than our original intentions, and therefore the future value and/or utility of unicoins may decline.

We accept payments for investments in our securities or unicoin rights in the form of cryptocurrencies, including Ether, which could cause the value of those investments to fluctuate.

The prices of blockchain assets such as Ether have historically been subject to dramatic fluctuations and are highly volatile. Therefore, the value initially received upon an investment using cryptocurrencies could fluctuate, causing the value of such investments to be more or less than originally received as we hold onto such blockchain assets. The value of blockchain assets and fluctuations in the price of blockchain assets could materially and adversely affect our business and the value of an investment in our common stock.

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

A small number of customers account for a large share of our revenue and accounts receivable. The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Year Ended December 31,
Customer Reference	2025	2024
Customer A (a TAAS customer)	26%	13%
Customer B (a TAAS customer)	25%	34%

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	December 31, 2025	December 31, 2024
Customer A (a TAAS customer)	25%	14%
Customer B (a TAAS customer)	18%	27%
Customer C (a TAAS customer)	20%	15%

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

The security procedures and operational infrastructure of the Company and may be breached due to the actions of outside parties, error or malfeasance of an employee of the Company, or otherwise, and, as a result, an unauthorized party may obtain access to the Company’s digital asset accounts, private keys, data or tokens. Additionally, outside parties may attempt to fraudulently induce employees of the Company to disclose sensitive information in order to gain access to the infrastructure of the Company. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of the Company’s digital assets account occurs, the market perception of the effectiveness of its security protocols could be harmed and the value of the Company’s common stock could be materially adversely affected. As an example, as discussed in Note 5, the Company concluded that certain digital assets were misappropriated by an unknown and unauthorized outside party that bypassed the Company’s security procedures and operational infrastructure. The Company is currently exploring its legal options; however, has been determined it will not be able to recover those assets.

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

Our executive officers, directors, and several stockholders and their affiliated entities together beneficially own a majority of our outstanding common stock. In particular, as of December 31, 2025, Silvina Moschini, our Chief Strategy Officer and our Unicorns, Inc. Chief Executive Officer, and Alex Konanykhin, Chairman of the Board of Directors and our Chief Executive Officer, together beneficially own 72.28% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In general, under the Investment Company Act, a U.S. company that does not qualify to use one of the “private investment company” (or other specialized) exemptions from investment company status, that has made (or proposes to make) a public offering of its securities and that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities must register, and is subject to regulation, as an investment company under that Act. In addition, in general, investment company status may apply (again, unless a specialized exemption is available) because a company owns “investment securities” (essentially, non-controlling interests in other companies’ securities or controlling interests in companies that have the characteristics of an investment company) constituting more than 40% of the value of the investing company’s unconsolidated assets (disregarding U.S. government securities and “cash items”). The future activities of our Unicorn Hunters show, which is intended to develop a diversified portfolio of startup and emerging growth companies, is likely to cause us or one or more of our subsidiaries to be considered an investment company.

We may accept certain cryptocurrencies, such as Ether (ETH) and USD Coin (USDC) among others, as payment for the purchase of unicoins. The Company intends to hold these cryptocurrencies without converting into fiat currencies, in custodial wallets through Gemini. If these assets constitute more than 40% of the value of the Company’s unconsolidated assets (disregarding U.S. government securities and “cash items”), the Company may need to register and operate as an investment company.

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

We believe that the value of unicoins will be influenced by the supply of unicoins, the market’s perception of the Unicoin’s value and the liquidity for unicoins on a secondary market. The original purchase price of certificates evidencing the right to receive unicoins and the underlying unicoins may not be indicative of the market price of unicoins after they have been made available for trading on a market. There is also no assurance that the market price of unicoins will not decline below their original purchase price.

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

In addition, since the token utilized the Ethereum-based blockchain, transactions on that blockchain may require a “gas fee,” which is a fee payable in ETH, for verifying a transaction. Further, the cost to tokenize and list unicoins on a trading platform consists of multiple due diligence, technical and setup fees, which are presently unknown, but expected to be between $250 thousand and $1,000 thousand.

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

Because we rely on third-party blockchain technologies, users of Unicoin could be subject to blockchain protocol risks.

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

It is possible that despite the reasonable endeavors of such persons and their advisors, the unicoin project may fail, e.g., if insufficient funds are received during the unicoin fundraising effort, if unicoins are not ultimately launched on multiple exchanges, or if there are technical, operational, commercial, regulatory or any other reasons.

We cannot guarantee that the trading demand for unicoins will be sufficient to sustain a liquid market, or that Company activity will not negatively affect trading demand.

Unicoins currently trade on the Uniswap platform, and we are working to get unicoins on other platforms. However, there is no assurance that unicoins will benefit from trader demand, and no assurance that current holders of unicoins will be able to sell their holdings at favorable terms.

We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business. We may need to compensate consultants with cash and/or unicoins. There can be no assurance that there will be any awareness generated or that the results of any efforts will result in any impact on unicoin trading volume, or that compensating consultants with unicoins will not result in negative impacts to their trading price.

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

The security and integrity of blockchain assets, including the value ascribed to blockchain assets, relies on the integrity of the underlying blockchain networks. Unicoins are issued with the ERC-20 standard. Transfer costs will include exchange fees of the individual exchanges on which unicoin may be traded. Neither the unicoin rights nor the tokenized unicoins grant any intellectual property rights to holders.

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

The regulatory regimes governing blockchain technologies, blockchain assets and the purchase and sale of blockchain assets, including tokens such as unicoins, are uncertain, and new regulations or policies may materially adversely affect the development of blockchain networks and the use of blockchain assets.

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

In addition, various legislative and executive bodies in the United States and in other countries have shown that they intend to adopt legislation to regulate the sale and use of blockchain assets. Such legislation may vary significantly among jurisdictions, which may subject participants in the blockchain trading marketplace to different and perhaps contradictory requirements. As of March 2024, thirty-nine states, Puerto Rico and the District of Columbia have addressed legislation regarding cryptocurrency, digital or virtual currencies and other digital assets in the 2024 legislative session, according to the National Conference of State Legislators.

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

Certain digital assets owned by us are currently held or have previously been held by Coinbase or Gemini. We believe that the security procedures that Coinbase and Gemini utilize, such as dual authentication security at Coinbase, secured facilities, segregated accounts and cold storage, are reasonably designed to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by us. In addition, Coinbase’s and Gemini’s limited liability under their services agreements with us may limit our ability to recover losses relating to our digital assets. If such digital assets are lost, stolen or destroyed under circumstances rendering a third party liable to us, it is possible that the responsible third party may not have the financial resources or insurance sufficient to satisfy any or all of our claims against the third party, or have the ability to retrieve, restore or replace the lost, stolen or destroyed digital assets due to governing network protocols and the strength of the cryptographic systems associated with such digital assets. To the extent that we are unable to recover on any of our claims against any such third party, such loss could have a material adverse effect on our business, financial condition, and results of operations.

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

We are required to provide current and timely disclosure, including financial information, as a reporting company under Section 12 under the Exchange Act. We did not timely file our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2025. While these reports were outstanding, investors and shareholders did not have complete and current business and financial information about the Company, including unaudited quarterly financial information. As such, there was inadequate public information available about the Company to properly evaluate its common stock or the prospects of the Company at the time such reports were outstanding. While future compliance with all reporting requirements is a top priority of our current management, no assurances can be provided, given our limited operating history and our inability to comply with reporting requirements in the past, that we will be able to comply with our reporting obligations in the future. Failure to comply with reporting obligations subjects us to possible regulatory action by the SEC, which could adversely affect our business and our results of operations.

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

The Company has facilities in Nevada, New York, New Mexico, and Texas. These facilities have leases that expire on various dates through 2029 and are subject to periodic changes. We believe that our existing facilities are well-maintained and in good operating condition.

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

On December 10, 2024, we received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (the “SEC”), indicating that the SEC staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. The proposed action would allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, as well as Sections 5 and 17(a) of the Securities Act of 1933, as amended (the “Securities Act”). The SEC staff further advised that any such enforcement action could involve a civil injunctive proceeding or other action permitted by law and could seek remedies including injunctive relief, disgorgement, pre-judgment interest, civil monetary penalties, and other relief.

Also on December 10, 2024, Alex Konanykhin, our Chief Executive Officer and Chairman of our board of directors, Silvina Moschini, one of our directors and the Chief Executive Officer of our subsidiary Unicorns, Inc., Alejandro Dominguez, our Chief Investment Officer, and Richard Devlin, our former Senior Vice President and General Counsel, each received Wells Notices from the SEC staff. These Wells Notices similarly indicated a preliminary determination to recommend enforcement actions against such individuals alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Sections 5 and 17(a) of the Securities Act. In addition, in the case of Mr. Konanykhin and Ms. Moschini, the SEC staff indicated that the proposed enforcement action could allege violations as controlling persons under Section 20(a) of the Exchange Act. The SEC staff advised these individuals that remedies sought could include injunctive relief, disgorgement, pre-judgment interest, civil monetary penalties, officer and director bars, limitations on activities, and other relief within the SEC’s authority.

Wells Notices are not formal allegations or findings of wrongdoing. Rather, they provide recipients with an opportunity to make a submission to the SEC staff before a final recommendation is made to the SEC or the SEC votes on whether to authorize an enforcement action. We and the named individuals submitted responses to the Wells Notices, as previously disclosed in our Current Report on Form 8-K filed on December 17, 2024.

On May 20, 2025, following the Wells Notice process, the SEC filed a civil enforcement action against Unicoin Inc. and certain individuals, including Alex Konanykhin, Silvina Moschini, Richard Devlin, and Alejandro Dominguez, in the United States District Court for the Southern District of New York. The action is captioned Securities and Exchange Commission v. Unicoin Inc. f/k/a TransparentBusiness, Inc., et al., Case No. 1:25-cv-4245 (S.D.N.Y.). The SEC’s complaint alleges violations of various provisions of the federal securities laws in connection with our offer and sale of digital assets, including unicoin tokens, as well as alleged material misstatements and omissions in communications with investors. The SEC is seeking injunctive relief, disgorgement of proceeds, civil monetary penalties, officer and director bars, and other equitable relief.

We believe the claims asserted by the SEC are without merit and intend to vigorously defend against the allegations. Nevertheless, this matter may result in financial liability, restrictions on future capital-raising efforts, reputational harm, and increased costs and diversion of management attention, and could materially affect our business, operations, and prospects.

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

(b) Holders.

As of the date of this Annual Report on Form 10-K, there are approximately 4,614 holders of our Common Stock.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

(d) Issuer Purchase of Equity Securities

None.

(e) Recent Sales of Unregistered Equity Securities

Capital Raising Transactions - Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/22	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 6/30/23	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$0.40	5,280,029		5/1/24 to 3/31/26	Rule 506(c); Reg. S
$1.00	1,541,965		5/22/24 to 10/31/24	Rule 506(c); Reg. S
$1.00	1,938,706		2/1/25 to 10/31/25	Rule 506(c); Reg. S
$2.00	114,650		4/1/25 to 3/31/26	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13.

Common Stock Shares Issued in Exchange for Other Securities - ITSQuest, Inc. Acquisition

Fair Value on Date of Issuance or Release from Escrow	Common Stock Shares Issued	Dates	Exemption
$0.19	6,500,000	11/25/20	Section 4(a)(2)
$0.39	1,500,000	12/28/22	Section 4(a)(2)

Capital Raising Transaction - Debt

On May 24, 2021, we commenced a private placement of debt securities, in the form of short-term unsecured promissory notes. Amounts sold through the day of this Annual Report on Form 10-K are as follows:

Minimum Price	Total Amount Sold	Interest Rate	Dates	Exemption
$1,000	$1,216,000	20.0%	6/3/21 to 12/31/21	Rule 506(c); Reg. S
$1,000	$80,100	20.0%	1/26/22 to 12/31/22	Rule 506(c); Reg. S
$1,000	$136,000	20.0%	4/17/23 to 7/31/23	Rule 506(c); Reg. S
$1,000	$2,380,782	20.0%	7/29/25 to 12/30/25	Rule 506(c); Reg. S
$1,000	$25,168	20.0%	1/1/26 to 3/20/26	Rule 506(c); Reg. S

*	Through the day of this Annual Report on Form 10-K, the outstanding balance on these Unsecured Notes amounts to $1,622 thousand.

Capital Raising Transaction - Offering of Unicoin Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to accredited investors or issued to service providers through the day of this Annual Report on Form 10-K are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.0014	462,000,000	9/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.0057	747,600	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.01	1,370,202,780	2/24/22 to 3/20/26	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.02	78,811,400	8/1/24 to 3/20/26	Rule 506(c); Reg. S
$0.03	713,333	3/1/24 to 3/31/25	Rule 506(c); Reg. S
$0.04	52,940,000	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.05	57,067,533	3/12/22 to 6/30/25	Rule 506(c); Reg. S
$0.05	243,626,226	5/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 7/31/2025	Rule 506(c); Reg. S
$0.06	4,502,500	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.07	19,200,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.08	5,565,000	4/1/23 to 12/31/25	Rule 506(c); Reg. S

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Dates***	Exemption
$0.089	30,395,447	12/1/22 to 12/31/24	Rule 506(c); Reg. S
$0.09	12,370,000	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.10	129,886,501	3/18/22 to 9/30/25	Rule 506(c); Reg. S
$0.101	7,190,181	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.11	5,865,000	4/1/23 to 9/30/25	Rule 506(c); Reg. S
$0.12	234,000	5/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.122	6,636,946	6/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.13	125,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.14	1,415,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.15	168,333	3/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.16	160,000	1/1/25 to 3/31/25	Rule 506(c); Reg. S
$0.18	100,000	9/1/22 to 9/30/2025	Rule 506(c); Reg. S
$0.19	27,500	1/12/24 to 12/31/24	Rule 506(c); Reg. S
$0.20	12,500,395	9/8/22 to 3/20/26	Rule 506(c); Reg. S
$0.30	1,619,794	9/1/22 to 9/30/25	Rule 506(c); Reg. S
$0.35	1,236,314	6/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.36	1,899,741	3/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.373	3,813,247	9/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.395	5,518,212	9/1/24 to 6/30/25	Rule 506(c); Reg. S
$0.40	5,261,323	11/2/22 to 6/30/25	Rule 506(c); Reg. S
$0.459	1,063,134	10/31/23 to 6/30/25	Rule 506(c); Reg. S
$0.493	2,553,776	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.50	8,111,831	3/1/23 to 12/31/25	Rule 506(c); Reg. S
$0.52	9,334	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.75	8,871,997	4/1/24 to 3/20/26	Rule 506(c); Reg. S
$0.01	729,875,000	1/1/26 to 3/20/26	Rule 506(c); Reg. S
$0.05	10,586,000	1/1/26 to 3/20/26	Rule 506(c); Reg. S

*	The price per unicoin right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of unicoin rights issued at the specified price.
**	unicoin rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 7 – Unicoin rights financing obligation for details regarding the issuance of those unicoin rights.
***	The date represents when the unicoin right transaction was accounted by the company for the investor’s purchase. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Pursuant to the five-year deferred payment plan and ten-year prepaid plan discussed in Note 7 – Unicoin rights financing obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K, we are reporting the following transactions up to the date of this report:

-	Five-Year Deferred Payment Plan – through the date hereof, investors signed agreements to purchase 3,278 million unicoins.

-	Ten-Year Prepaid Plan – through the date hereof, investors paid have paid $926 thousand for the future purchase of unicoins pursuant to the ten-year plan.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unicoin Inc. is an operating and holding company. As an operating company, Unicoin Inc. manages its SaaS (Software-as-a-Service) software business which provides for simple and seamless monitoring and management of remote or work-from-home employees. Unicoin Inc. has also launched a token project in early 2022, as a complementary business to its Unicorns, Inc. (hereinafter “Unicorns” or “Unicorn Hunters”) subsidiary. As a holding company, Unicoin Inc. wholly owns SheWorks!, a Talent-as-a-Service (“TaaS”) operating company and platform. As a holding company, from November 2020 through December 2025, Unicoin Inc. was the majority owner of a traditional staffing agency, ITSQuest, with a regional presence in the U.S. Southwest. Finally, as a holding company, Unicoin Inc. also became the majority owner in 2021 of Unicorns Inc., a media production company producing Unicorn Hunters, a business and investing reality show.

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

ITSQuest Divestiture & Financial Recast

Effective December 31, 2025, Unicoin Inc. elected not to further extend the divestiture agreement with the original sellers of ITSQuest, a regional staffing agency in which the Company had held a 51% majority interest since November 2020. Under the terms of the original Share Exchange Agreement, the Company’s failure to achieve specific milestones by the expiration date triggered the formal transfer of the equity interest back to the original sellers. Management determined that a further negotiation for extension was not in the Company’s strategic interest. This conclusion was based on an internal assessment that the traditional staffing model of ITSQuest constitutes a non-core asset that lacks sufficient synergy with the Company’s proprietary technology and brand equity. By allowing the divestiture to proceed, Unicoin Inc. intends to reallocate its capital and management resources exclusively toward high-growth digital assets and media-driven opportunities across its primary markets.

Consequently, management has retrospectively recasted Unicoin’s historical financial statements for the 2024 and 2025 fiscal years, reclassifying all financial results associated with ITSQuest into discontinued operations.

Significant Related Party Transactions

As of December 31, 2025 and 2024, the total fair value of unicoin rights issued to related parties amounted to $4,815 thousand and $4,337 thousand, respectively.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the consolidated statements of operations for fiscal 2025 and fiscal 2024 from our consolidated financial statements, respectively. Furthermore, our consolidated statements of operations include the post-acquisition period activity for Unicorns. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
	2025	% of Total Revenue	2024	% of Total Revenue
Revenues:
Staffing revenues	$2,390,840	99%	$2,481,067	99%
Subscription revenues	26,404	1%	32,549	1%
Unicorns revenues	38	0%	2,676	0%
Total Revenues	2,417,282	100%	2,516,292	100%
Cost of Revenues:
Staffing cost of revenues	1,993,420	82%	1,954,448	78%
Subscription cost of revenues	-	-	-	-
Unicorns cost of revenues	30,300	1%	128,415	5%
Total Cost of Revenues	2,023,720	84%	2,082,863	83%
GROSS PROFIT	393,562	16%	433,429	17%
OPERATING COSTS AND EXPENSES
General and administrative	7,856,135	325%	19,788,291	786%
Sales and marketing	741,873	31%	13,703,994	545%
Research and development	174,376	7%	12,511	0%
Cost of contract amendment	-	-	790,000	31%
TOTAL OPERATING COSTS AND EXPENSES	8,772,384	363%	34,294,796	1363%
LOSS FROM OPERATIONS	(8,378,822)	(347)%	(33,861,367)	(1346)%
Interest income (expense), net	(208,247)	(9)%	(196,533)	(8)%
Other income (expense), net	(366,174)	(15)%	(1,988,506)	(79)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,953,243)	(370)%	(36,046,406)	(1433)%
Income tax expense	(1,127)	0%	(69,373)	(3)%
NET LOSS FROM CONTINUING OPERATIONS	(8,954,370)	(370)%	(36,115,779)	(1435)%
Net Income from Discontinued Operations	184,040	8%	543,938	22%
Loss from Divestiture of Discontinued Operations	(4,891,712)	(202)%	-	0%
NET LOSS	(13,662,042)	(565)%	(35,571,841)	(1414)%
Less: net loss attributable to the noncontrolling interest	(268,654)	(11)%	(617,190)	(25)%
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(13,393,388)	(554)%	$(34,954,651)	(1389)%

Revenues

The following table presents our revenue for the periods indicated.

	Year ended December 31,
	2025	2024	Change ($)	Change (%)
TAAS revenues	$2,390,840	$2,481,067	$(90,227)	(4)%
SAAS revenues	26,404	32,549	(6,145)	(19)%
Unicorns revenues	38	2,676	(2,638)	(99)%
Total Revenues	$2,417,282	$2,516,292	$(99,010)	(4)%

Total revenues decreased by $99 thousand, or 4%, to $2,417 thousand in 2025.

TaaS. TAAS revenues decreased by $90 thousand, or (4)%, to $2,391 thousand in 2025 and comprised 99% of our total revenues.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorn did not release any episodes of Unicorns in 2025.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Year ended December 31,
	2025	2024	Change ($)	Change (%)
TAAS cost of revenues	$1,993,420	1,954,448	38,972	2%
SAAS cost of revenues	-	-	-	0%
Unicorns cost of revenues	30,300	128,415	(98,115)	(76)%
Total Cost of Revenues	$2,023,720	$2,082,863	$(59,143)	(3)%

Total cost of revenues decreased by $59 thousand, or 3%, to $2,024 thousand in 2025.

TaaS. TAAS cost of revenues increased by $39 thousand, or 2%, to $1,993 thousand.

Unicorns. Unicorns cost of revenues for the year ended December 31, 2025 was $30 thousand, compared to $128 thousand for the year ended December 31, 2024. No revenue generating Unicorn Hunters episode released in the year ended December 31, 2025. The Company did not capitalize any costs of revenues for the years ended December 31, 2025 and 2024, in relation to any undistributed episodes, based on the uncertainty as to whether the costs of such episodes was recoverable during the Company’s start-up phase.

General and administrative

General and administrative expenses decreased by $12,722 thousand, or 62%, to $7,856 thousand for the twelve months ended December 31, 2025, compared to $20,578 thousand for the year ended December 31, 2024. This decrease was primarily attributable to the decrease of $6,956 thousand in transaction losses recorded in the prior year related to the reacquisition of Unicoin Rights from investors under the five-year deferred payment plan, which utilized previously acquired Unicoin Rights as consideration. The year-over-year decrease was further driven by reductions of $1,227 thousand in accounting, tax, and professional fees, $1,182 thousand in expenses paid with Unicoin Rights, and $1,177 thousand in legal fees.

Sales and marketing

Sales and marketing expenses decreased by $12,962 thousand, or 95%, to $742 thousand for the year ended December 31, 2025. This decrease was primarily driven by a $10,083 thousand reduction in sales and marketing expenses paid using Unicoin Rights as consideration, as well as a $2,593 thousand decrease in recurring marketing expenses.

Research and development

Research and development expenses increased by $163 thousand, or 1294%, to $174 thousand. Research and development mainly consist of personnel related costs such as salaries and benefits. Internally developed software costs for internal use are not material and are expensed as they are incurred.

Cost of contract amendment

Cost of contract amendment was $0 thousand, for the year ended December 31, 2025, compared to $790 thousand, for the year ended December 31, 2024. This cost reflects the fair value of the consideration given to the former owners of ITSQuest, during the year ended December 31, 2024, in exchange for extending the contingent divestiture provision, as discussed in Note 7 – Unicoin rights financing obligation of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K.

Interest income (expense), net

Net interest expense increased by $12 thousand, or 6%, to $208 thousand for the year ended December 31, 2025, compared to $197 thousand for the year ended December 31, 2024. This increase was primarily attributable to the issuance of unsecured notes during the fourth quarter of the year ended December 31, 2025.

Other income (expense), net

Other net expenses decreased by $1,622 thousand to $366 thousand for the year ended December 31, 2025. During the year ended December 31, 2025, the Company recorded impairment charges of $624 thousand related to its investment in land and $580 thousand related to its mining rights assets.

Provision for Income Taxes

	Year Ended December 31,
	2025	2024	Change ($)	Change (%)
Income tax benefit (expense)	$(1,127)	$(69,373)	$68,246	(98)%
Effective tax rate	(0.01)%	(0.19)%

The Company’s effective tax rate was (0.01)% and (0.19)% for the years ended December 31, 2025 and 2024, respectively. The Company records a full valuation allowance against its deferred income tax assets, as it continues to conclude that it is more likely than not that such assets will not be realized. The Company’s deferred tax assets primarily relate to net operating loss carryforwards.

Net income (losses) attributable to the noncontrolling interest

Net losses attributable to noncontrolling interests decreased by $349 thousand, or (56)%, to $(269) thousand for the year ended December 31, 2025. Noncontrolling interest partners in ITSQuest were allocated income of $90 thousand and $267 thousand for the years ended December 31, 2025 and 2024, respectively, while noncontrolling interest partners in Unicorns were allocated losses of $(255) thousand and $(884) thousand for the years ended December 31, 2025 and 2024, respectively. Noncontrolling interest partners in Unicoin International were allocated losses of $(104) thousand and $0 thousand for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, noncontrolling interests in ITSQuest (immediately prior to its divestiture on December 31, 2025), Unicorns, and Unicoin International represented ownership interests of 49%, 28.12%, and 100%, respectively, compared to ownership interests of 49% and 28.12% in ITSQuest and Unicorns, respectively, as of December 31, 2024.

Net income (losses) attributable to the noncontrolling interest

Net income from discontinued operations was $184 thousand for the year ended December 31, 2025, compared to $544 thousand for the year ended December 31, 2024, and reflects the operating results of ITSQuest through the date of divestiture. In connection with the automatic divestiture of ITSQuest on December 31, 2025, the Company recognized a loss on divestiture of $4,892 thousand, which primarily reflects the derecognition of ITSQuest’s net assets, including goodwill, with no consideration received. As a result, discontinued operations had a significant unfavorable impact on net loss for the year ended December 31, 2025.

Liquidity and Capital Resources

Our primary future uses of cash will be to fund working capital requirements and expenditures of Unicorns.

We had cash and cash equivalents of $1,238 thousand available as of December 31, 2025. Based on currently available capital resources (cash and cash equivalents on hand as of December 31, 2025), we estimate that at our current cash “burn rate”, the Company will not be able to operate for more than two months. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $7,421 thousand. For the period from January 1, 2026 through the date of this Annual Report on Form 10-K, we have received cash and cryptocurrency funding of $5,335 thousand, $25 thousand private placement unsecured notes and $5,310 thousand non-security utility issuance. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoins have not been made tradeable on crypto exchanges and there remains significant uncertainty as to if, and when, it may be made tradeable on crypto exchanges may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2025, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the launch of the unicoin has been resolved.

From January 1, 2025 through December 31, 2025, the Company issued unicoin rights to investors and service providers in exchange of consideration consisting of cash $2,508 thousand and incurred operating expenses paid with unicoin rights with a fair value of $336 thousand, together amounting to approximately $2,844 thousand.

Through December 31, 2025, the Company has recorded a financing obligation of $112.9 million associated with unicoin rights issued to date which represents the Company’s estimate of what it would be obligated to pay in the event the unicoin is never launched. Although it is the Company’s intention to ultimately launch the unicoin and settle unicoin rights obligations by issuing unicoins to rights holders, there are aspects of the launch process, including certain regulatory approvals of the Unicoin, that may be outside of the Company’s control. If the Company fails to launch the unicoin, its intent would be to pay for the unicoin rights financing obligations using cash flows from its existing operations and/or through future debt or equity financing. In order to be able to pay the financing obligation using cash from operations or to achieve financing at terms acceptable to the Company, the Company will have to achieve substantial additional revenue growth and positive cash flows from operations or achieve substantial growth in its existing private company investment values and experience one or more exits or other liquidity transactions associated with its private company investments. There can be no assurance that the Company will achieve these successes prior to events or circumstances that lead to a future conclusion that the unicoin will not be able to be launched. If one or more of these factors leading to positive growth in the Company’s liquid resources do not occur prior to a conclusion that the Company will fail to launch the Unicoin, the financing obligation to holders of unicoin rights may need to be settled for a fraction of the recorded obligation, or in the worst case, there may be no funds available to settle the obligation.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by Unicoin Inc. to Unicorns, since the initial line of credit, to fund the production-related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, net amounted to $28,758 thousand and $27,113 thousand as of December 31, 2025 and 2024, respectively. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

Year Ended December 31, 2025 compared with Year Ended December 31, 2024

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024
Cash flows used in continuing operations:
Net cash used in operating activities	$(6,551)	$(8,970)
Net cash used in investing activities	(3,020)	(333)
Net cash provided by financing activities	6,897	4,721
Net increase (decrease) in cash and cash equivalents from continuing operations	(2,674)	(4,582)
Cash flows from discontinued operations	1,314	718
Net increase (decrease) in cash and cash equivalents	$(1,360)	$(3,864)

Cash Used in Operating Activities

Cash flows used in operating activities increased by $2,419 thousand to $(6,551) thousand for the year ended December 31, 2025, compared to $(8,970) thousand for the year ended December 31, 2024. Net cash used in operating activities for the year ended December 31, 2025, was due to our net loss from continuing operations of $(8,954) thousand, offset by non-cash items of $1,336 thousand and an increase in operating assets net of liabilities of $1,067 thousand. Net cash used in operating activities for the year ended December 31, 2024, was due to our net loss from continuing operations of $(36,116) thousand, offset by non-cash items of $21,872 thousand and an increase in operating assets net of liabilities of $5,274 thousand.

Cash Used in Investing Activities

Net cash flows used in investing activities increased by $2,687 thousand to $3,020 thousand for the year ended December 31, 2025. The increase in net cash used in investing activities was primarily due to $3,020 thousand transferred to ITSQuest in connection with the divestiture, partially offset by a $330 thousand decrease in net purchases of digital assets.

Cash Provided by Financing Activities

Net cash flows provided by financing activities increased by $2,176 thousand to $6,897 thousand for the year ended December 31, 2025, compared to $4,721 thousand for the year ended December 31, 2024. This increase was primarily driven by a $1,085 thousand increase in net proceeds from the sales and repurchases of Unicoin Rights and $2,301 thousand in proceeds from the issuance of short-term debt, partially offset by a $1,394 thousand decrease in proceeds from the issuance of common stock.

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

The Company incurred net losses from continuing operations of $(8,954) thousand and $(36,116) thousand for the years ended December 31, 2025 and 2024, respectively. Total income (loss) from discontinued operations, including the divestiture of discontinued operations, amounted to $(4,708) thousand and $544 thousand for the years ended December 31, 2025 and 2024, respectively. The Company had net cash used in operating activities of $(6,551) thousand and $(8,970) thousand for the years ended December 31, 2025 and 2024, respectively. The Company had an accumulated deficit of $(179,724) thousand and $(166,330) thousand as of December 31, 2025 and 2024, respectively, and expects to incur additional significant losses in the future.

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

Management evaluated whether UII meets the criteria for classification as a VIE or as VOE and concluded that UII meets the criteria of a VIE. Management further concluded that the Company is the primary beneficiary of UII because the Company has the power to direct the activities that most affect its economic performance and further has the obligation to absorb losses and the right to receive benefits that could be significant to the VIE. Accordingly, the Company is required to consolidate UII as a VIE.

As of December 31, 2025 and 2024, UII did not hold any assets. As of December 31, 2025 and 2024, UII had liabilities of $109 thousand and $6 thousand, respectively, related to operating payments made by Unicoin on behalf of UII. These intercompany balances were eliminated in consolidation. The total expenses incurred by UII for the years ended December 31, 2025 and 2024 amounted to approximately $103 thousand and $6 thousand.

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

Digital Assets

The Company has accepted digital assets including Ether (ETH), USD Coin (USDC), and Tether (USDT) as consideration from certain investors in exchange for equity, debt or unicoin rights issued by the Company.

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

The Company’s accounting policies for intangible assets and financial assets provide that USD Coin (“USDC”) meets the definition of a financial asset and, accordingly, is measured at fair value. USDC is classified within prepaid expenses and other current assets based on its nature and liquidity.

In addition, the Company’s impairment assessment methodology for digital assets reflects that impairment is recognized when the carrying value exceeds fair value, consistent with ASC 350-30-35-19. Under this methodology, impairment losses are measured based on the lowest quoted market price of one unit of a digital asset on an active exchange since acquisition, and once recognized, the adjusted carrying amount becomes the asset’s new accounting basis. Management evaluated the potential impact of applying this methodology to prior periods and determined that any differences would have been immaterial.

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

Unicoin Rights Financing Obligation

The Company accounts for unicoin rights by recording a liability representing the amount management believes the Company would be obligated to pay or refund (i.e., the amount holders have a right to claim and would likely be awarded in settlement) for fair value exchanged (i.e., in the form of cash or services) for rights to receive unicoins in the future in the event the unicoin is never launched. As of December 31, 2025, any amounts received for unicoin rights are not considered equity or revenue, management determined that 100% of the obligation is a liability to be settled by through the issuance of unicoins, or through other means if unicoins are never issued. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statement of operations upon settlement.

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

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is a right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of December 31, 2025 and 2024 no such reserves were recorded.

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

The Company had deferred revenue of $1 thousand and $4 thousand as of December 31, 2025 and December 2024, respectively. The amount of revenue recognized in fiscal 2025 and 2024 that was included in deferred revenue at the beginning of the periods was $4 thousand and $5 thousand, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Interest Rate Risk

We had cash and cash equivalents from continuing operations of $1,238 thousand and $893 thousand available as of December 31, 2025 and December 31, 2024, respectively, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

UNICOIN INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Unicoin Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unicoin Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued negative cash flows and losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kreit and Chiu CPA LLP

We have served as Unicoin Inc.’s auditor since 2022.

Los Angeles, California

April 1, 2026

UNICOIN INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,238,462	$893,249
Accounts receivable, net
Trade receivables payable in cash	219,973	244,999
Prepaid expenses and other current assets	550,022	997,233
Assets from discontinued operations	-	15,204,720
TOTAL CURRENT ASSETS	2,008,457	17,340,201
Property and equipment, net	13,057	24,140
Investments in land	58,975	683,979
Mining rights	-	580,000
Intangible assets, net	5,389	85,653
Investments in privately-held companies	7,865,528	8,163,528
Other assets	3,900	3,200
Operating lease right-of-use assets	-	19,172
TOTAL ASSETS	$9,955,306	$26,899,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,135,345	$2,228,835
Non-cash payables	11,500	52,050
Income tax payable	2,648	1,821
Accrued expenses	4,217,819	3,400,589
Accrued payroll liabilities	514,174	467,896
Deferred revenue	1,039	3,940
Short-term debt	2,305,782	100,000
Operating lease liabilities, current	-	20,335
Other current liabilities	562,299	562,299
Liabilities from discontinued operations	-	5,797,168
TOTAL CURRENT LIABILITIES	8,750,606	12,634,933
Unicoin rights financing obligation	112,923,853	109,910,781
TOTAL LIABILITIES	121,674,459	122,545,714

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 783,690,180 and 781,065,752 issued; 742,165,436 and 739,614,045 outstanding, net of treasury stock at December 31, 2025 and 2024, respectively	783,690	781,066
Treasury stock, at cost; 41,524,744 and 41,451,707 shares at December 31, 2025 and 2024, respectively	(4,088,694)	(4,074,110)
Additional paid-in capital	77,021,362	74,714,958
Accumulated deficit	(179,723,505)	(166,330,117)
TOTAL UNICOIN INC. STOCKHOLDERS’ DEFICIT	(106,007,147)	(94,908,203)
Noncontrolling interest	(5,712,006)	(737,638)
TOTAL STOCKHOLDERS’ DEFICIT	(111,719,153)	(95,645,841)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,955,306	$26,899,873

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024
REVENUES	$2,417,282	$2,516,292
COST OF REVENUES	2,023,720	2,082,863
GROSS PROFIT	393,562	433,429
OPERATING COSTS AND EXPENSES
General and administrative	7,856,135	19,788,291
Sales and marketing	741,873	13,703,994
Research and development	174,376	12,511
Cost of contract amendment	-	790,000
TOTAL OPERATING COSTS AND EXPENSES	8,772,384	34,294,796
LOSS FROM OPERATIONS	(8,378,822)	(33,861,367)
Interest income (expense), net	(208,247)	(196,533)
Other income (expense), net	(366,174)	(1,988,506)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,953,243)	(36,046,406)
Income tax (expense) benefit	(1,127)	(69,373)
NET LOSS FROM CONTINUING OPERATIONS	(8,954,370)	(36,115,779)
Less: Net income from discontinued operations	184,040	543,938
Less: Loss from divestiture of discontinued operations	(4,891,712)	-
NET LOSS	$(13,662,042)	$(35,571,841)
Less: net income (loss) attributable to the noncontrolling interest	(268,654)	(617,190)
NET LOSS ATTRIBUTABLE TO UNICOIN INC.	$(13,393,388)	$(34,954,651)
Net loss per share from continuing operations, basic and diluted	$(0.01)	$(0.05)
Net loss per share from discontinued operations and divestiture of discontinued operations, basic and diluted	$(0.01)	$0.00
Net loss per share attributable to Unicoin Inc., basic and diluted	$(0.02)	$(0.05)
Weighted average common shares outstanding used to compute basic and diluted loss per share	741,608,124	735,982,489

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Unicoin Inc. Stockholders’ Equity	Unicoin Inc. Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2023	773,232,422	$773,233	$72,999,935	(40,912,140)	$(3,880,025)	$(131,375,466)	$(61,482,323)	$(1,463,525)	$(62,945,848)

Issuance of common stock	6,814,994	6,815	3,644,362	-	-	-	3,651,177	-	3,651,177
Stock-based compensation expense	-	-	153,483	-	-	-	153,483	-	153,483
Issuance of common stock upon release of restricted stock units	78,336	78	(78)	-	-	-	-	-	-
Repurchase of common stock	-	-	-	(539,567)	(194,085)	-	(194,085)	-	(194,085)
Exercise of stock options and warrants	940,000	940	(165)	-	-	-	775	-	775
Ownership interest increase in Unicorns Inc.	-	-	(2,082,579)	-	-	-	(2,082,579)	1,343,077	(739,502)
Net loss	-	-	-	-	-	(34,954,651)	(34,954,651)	(617,190)	(35,571,841)
Balance as of December 31, 2024	781,065,752	$781,066	$74,714,958	(41,451,707)	$(4,074,110)	$(166,330,117)	$(94,908,203)	$(737,638)	$(95,645,841)

Issuance of common stock	2,043,356	2,043	2,138,116	-	-	-	2,140,159	-	2,140,159
Stock-based compensation expense	543,000	543	162,491	-	-	-	163,034	-	163,034
Issuance of common stock upon release of restricted stock units	38,072	38	(38)	-	-	-	-	-	-
Repurchase of common stock	-	-	-	(73,037)	(14,584)	-	(14,584)	-	(14,584)
Ownership interest decrease in Unicoin International	-	-	5,835	-	-	-	5,835	(5,835)	-
Ownership interest decrease in itsQuest Inc.	-	-	-	-	-	-	-	(4,699,879)	(4,699,879)
Net loss						(13,393,388)	(13,393,388)	(268,654)	(13,662,042)
Balance as of December 31, 2025	783,690,180	$783,690	$77,021,362	(41,524,744)	$(4,088,694)	$(179,723,505)	$(106,007,147)	$(5,712,006)	$(111,719,153)

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Net loss and Comprehensive Loss	$(13,662,042)	$(35,571,841)
Plus: Net income from discontinued operations	(184,040)	(543,938)
Plus: Loss from divestiture of discontinued operations	4,891,712	-
Net loss from continuing operations	(8,954,370)	(36,115,779)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on Accounts Payable Settlement	(1,139,202)	-
Stock-based compensation expense	163,033	153,483
Operating expenses paid with Unicoin rights	335,916	12,443,767
Net operating expenses paid with digital assets, net of customer payments with digital assets	348,921	341,994
Transaction (gain) loss on reacquisition of Unicoin Rights	(14,352)	6,694,634
Impairment of investments in privately held companies	298,000	1,973,000
Impairment and write-off of digital assets	99	183,558
Realized loss on disposal of digital assets	61,045	-
Depreciation and amortization expense	11,084	10,351
Credit loss expense	48,500	-
Impairment in Land for Investment and Mining Rights	1,203,748	-
Non-cash operating lease expense	19,770	61,781
Interest income from the five-year deferred payment plan	(700)	9,300
Changes in operating assets and liabilities:
Trade receivables payable in cash	(23,475)	(14,555)
Prepaid expenses and other current assets	91,493	(50,813)
Other assets	(37,795)	(16,492)
Accounts payable	(549,287)	1,370,892
Accrued expenses and accrued payroll liabilities	1,482,256	3,860,449
Deferred revenue	(2,902)	(1,427)
Operating lease liabilities	(20,933)	(62,921)
Other liabilities	127,752	189,171
Net cash used in operating activities	(6,551,399)	(8,969,607)
Net cash provided by operating activities – discontinued operations	1,314,524	717,456
CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash transferred to ITSQuest related to divestiture	(3,019,484)	-
Purchase of property and equipment	-	(3,002)
Sale of digital assets and USD Coin, net of proceeds from sales	232,118	-
Purchase of digital assets and USDC	(232,118)	(329,856)
Net cash used in investing activities	(3,019,484)	(332,858)
Net cash used in investing activities – discontinued operations	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	2,301,478	-
Payment of short-term debt	(75,000)	(209,200)
Net proceeds from sales and repurchases of Unicoin Rights	2,508,456	1,423,896
Proceeds from issuance of common stock	2,162,670	3,556,973
Repurchase of common stock	(991)	-
Proceeds from exercise of stock options and warrants	-	775
Repayment of related party loan payable	-	(51,398)
Net cash provided by financing activities	6,896,613	4,721,046

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,359,746)	(3,863,963)
CASH AND CASH EQUIVALENTS—Beginning of period	2,598,208	6,462,171
CASH AND CASH EQUIVALENTS—End of period	$1,238,462	$2,598,208

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,000	$86,010
Cash paid for income taxes	$10,000	$94,556

Non-cash investing and financing activity:
Change in non-controlling interest upon increase in ownership of Unicorns, Inc.	$-	$1,343,077
Market value of digital assets and USD Coin received as proceeds from issuance of common stock	$22,664	$94,204
Market value of digital assets received as proceeds from sales of unicoin rights	$65,526	$229,948
Receipt (i.e., “collection”) of private company equity securities	$-	$1,509,528
Recognition of operating lease right-of-use assets and operating lease liabilities in relation to new operating leases	$-	$31,899
Investment in land and mining rights in exchange of unicoin rights	$-	$1,263,979
Change in additional paid-in capital upon increase in ownership of Unicorns, Inc	$-	$2,082,579
Expenses paid by related party on behalf of the Company	$51,787	$13,992
Ownership interest decrease in Unicoin International	$5,835	$-
Repurchase of Unicorns common stock in exchange for unicoin rights	$-	$194,085

See accompanying notes which are an integral part of these consolidated financial statements.

UNICOIN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Description of Business

Unicoin Inc. (“Unicoin” or the “Company”) is a Delaware corporation incorporated in 2015. The Company operates a Software-as-a-Service (“SaaS”) and Talent-as-a-Service (“TaaS”) platform through a wholly owned subsidiary and, until December 31, 2025, also held a majority interest in a staffing agency (ITSQuest, Inc.). In addition, the Company is the majority owner of Unicorns, Inc., a media production company that produces Unicorn Hunters, a business and investing reality show.

We have begun exploring possible service providers and exchanges which can assist with the tokenization of the unicoins and eventual launch of the unicoins. As of the date of these consolidated financial statements, we have not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

On August 28, 2025, the Company notified its existing investors that it had postponed its initial coin offering of unicoins in order to conduct a thorough review of its public statements, offering materials and its business in general. The Company conducted a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm.

On December 31, 2025, the Company divested its controlling interest in ITSQuest pursuant to the terms of the Share Exchange Agreement, resulting in the loss of control and deconsolidation of ITSQuest as of that date. Accordingly, ITSQuest’s results of operations are presented as discontinued operations for the year ended December 31, 2025, and the prior-year comparative period has been recast for consistency. Refer to Note 11 — Discontinued Operations for additional information.

Subsidiaries Outside of the United States

Outside of the United States, the Company has formed a subsidiary for the purposes of holding specific parcels of real estate. This “real estate subsidiary” includes Unicoin LATAM C.A. (organized in Venezuela).Operations in this entity from formation through the date of these consolidated financial statements was de minimis.

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

Unicoin International Inc.

Unicoin Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated (through common ownership as Alex Konanykhin and Silvina Moschini each own 50% of UII) but distinct legal entities, with UII operating as an affiliate of Unicoin. Unicoin provides various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. Under the agreement, UII compensates Unicoin for these services and may also, at its discretion and subject to applicable law, provide UIT tokens as further consideration. Although the two entities collaborate closely and share resources, UII maintains operational and legal independence from Unicoin, and the shared personnel remain solely employed or contracted by Unicoin, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

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

The Company incurred net losses from continuing operations of $(8,954) thousand and $(36,116) thousand for the years ended December 31, 2025 and 2024, respectively. Total income (loss) from discontinued operations, including the divestiture of discontinued operations, amounted to $(4,708) thousand and $544 thousand for the years ended December 31, 2025 and 2024, respectively. The Company had net cash used in operating activities of $(6,551) thousand and $(8,970) thousand for the years ended December 31, 2025 and 2024, respectively. The Company had an accumulated deficit of $(179,724) thousand and $(166,330) thousand as of December 31, 2025 and 2024, respectively, and expects to incur additional significant losses in the future.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company, its wholly owned subsidiaries, SheWorks! and Yandiki (for periods prior to its June 2024 merger with SheWorks!), as well as ITSQuest (subject to discussions in Note 11 – Discontinued Operations) and Unicorns. These entities are consolidated in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”). All significant intercompany accounts and transactions have been eliminated in consolidation. For ITSQuest, which prior to divestiture was a 51% owned, and Unicorns, which is 71.88% and 66.67% owned as of December 31, 2025 and December 31, 2024, respectively, the minority interests are reflected in the consolidated financial statements as non-controlling interests (“NCI”).

On February 21, 2025, the Company’s majority owned subsidiary, Unicorns, issued 5,000,000 common stock shares to an Executive Producer for the Unicorn Hunters show. This issuance was compensation in connection with the completion of Season 1 of the Unicorn Hunters show. This transaction decreased the Company’s ownership interest from 66.67% to 62.50%.

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

Management evaluated whether Unicorns, Inc. (“Unicorns”) meets the criteria for classification as a variable interest entity (“VIE”) or a voting interest entity (“VOE”) and concluded that Unicorns meets the definition of a VIE because it does not have sufficient equity at risk to finance its activities without additional financial support.

Management further concluded that the Company is the primary beneficiary of Unicorns because the Company has the power to direct the activities that most significantly affect Unicorns’ economic performance, including decisions related to financing, production activities, and strategic direction, and because the Company has the obligation to absorb losses and the right to receive benefits that could be significant to Unicorns. Accordingly, the Company consolidates Unicorns as a VIE.

As of December 31, 2025 and 2024, Unicorns had total assets of approximately $9,005 thousand and $8,248 thousand, respectively, consisting primarily of cash and cash equivalents of $1,101 thousand and $0 thousand, respectively, and investments in privately held companies of $7,859 thousand and $8,157 thousand, respectively. As of December 31, 2025 and 2024, Unicorns had total liabilities of approximately $172 thousand and $152 thousand, respectively, consisting primarily of accounts payable, accrued expenses, accrued payroll-related liabilities, and income tax payable. Intercompany balances and transactions between the Company and Unicorns have been eliminated in consolidation.

During the years ended December 31, 2025 and 2024, Unicorns generated revenues of approximately $0 thousand and $3 thousand, respectively, and incurred operating expenses of approximately $579 thousand and $973 thousand, respectively, and impairment loss of $298 thousand and $1,973 thousand, respectively, resulting in net losses of approximately $908 thousand and $3,142 thousand, respectively.

Unicorns does not generate sufficient cash flows on a standalone basis and relies on funding provided by the Company to finance its operations, including the production and ongoing costs associated with the Unicorn Hunters show.

The Company’s maximum exposure to loss as a result of its involvement with Unicorns is limited to the carrying amounts of Unicorns’ consolidated net assets and the funding provided to Unicorns through intercompany arrangements. As part of the agreement pursuant to which the Company acquired a majority ownership interest in Unicorns, the Company extended an initial line of credit of $10,000 thousand, and outstanding intercompany funding provided by the Company to Unicorns amounted to $28,758 thousand and $27,113 thousand as of December 31, 2025 and 2024, respectively, which were eliminated in consolidation. Beyond these arrangements, the Company is not contractually required to provide additional financial support to Unicorns, although it may elect to do so in the future.

Upon the initial consolidation of Unicorns, no gain or loss was recognized. There were no changes in facts or circumstances during the periods presented that affected the Company’s conclusion that it is the primary beneficiary of Unicorns.

Management evaluated whether UII meets the criteria for classification as a variable interest entity (“VIE”) or a voting interest entity (“VOE”) and concluded that UII meets the definition of a VIE primarily because it does not have sufficient equity at risk to finance its activities without additional financial support. Management further concluded that the Company is the primary beneficiary of UII because it has the power to direct the activities that most significantly affect UII’s economic performance through operational decision-making and also has the obligation to absorb losses and the right to receive benefits that could be significant to UII. These conclusions require significant judgment, including the assessment of decision-making authority, the nature of shared services, and the Company’s exposure to UII’s operating results.

UII was established to support the Company’s international activities related to international business development and token-related initiatives. Despite the affiliation, Unicoin and UII are separate legal entities, with UII operating as an affiliate of Unicoin. Unicoin provides operational support to UII, including marketing, advisory, investor relations, IT infrastructure, and shared personnel and office resources. Although the entities collaborate closely and share resources, UII maintains operational and legal independence from Unicoin, and shared personnel remain solely employed or contracted by Unicoin. UII does not generate sufficient cash flows on a standalone basis and relies on Unicoin to fund its operations. UII does not have any third-party creditors, and any obligations incurred by UII do not provide recourse to the general credit of Unicoin.

As of December 31, 2025 and 2024, UII did not hold any assets. As of December 31, 2025 and 2024, UII had liabilities of $109 thousand and $6 thousand, respectively, related to operating payments made by Unicoin on behalf of UII. These intercompany balances were eliminated in consolidation. The total expenses incurred by UII for the years ended December 31, 2025 and 2024 amounted to approximately $103 thousand and $6 thousand. UII does not generate sufficient cash flows on a standalone basis and relies on Unicoin to fund its operations, and UII does not have any third-party creditors whose claims provide recourse to the general credit of Unicoin.

The Company’s maximum exposure to loss as a result of its involvement with UII is limited to the amounts of operating expenses and other obligations funded on UII’s behalf. The Company has not provided, and is not contractually required to provide, any additional financial or other support to UII beyond funding its operating activities. There were no changes in facts or circumstances during the periods presented that affected the Company’s determination that it is the primary beneficiary of UII. UII has not issued voting equity interests that would alter the consolidation analysis under ASC 810.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include: the valuation of unicoin rights and the related embedded feature, valuation of investments in private companies; valuation of land and other real estate received in exchange for unicoin rights; assessments of the recoverability of accounts receivable and determination of the fair value of certain stock awards issued. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of December 31, 2025 and 2024, the Company had $864 thousand and $604 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

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

During the years ended December 31, 2025 and 2024, the Company incurred bad debt expense of $12 thousand and $9 thousand, respectively.

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

As discussed in Note 4, as of December 31, 2024, the Company had non-cash receivables consisting of options and warrants to purchase common stock in privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. As of December 31, 2025 all related warrant certificates have been received and these accounts receivable have been reclassified to investments in privately-held companies in the Company’s consolidated balance sheet.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. Depreciation expense for the years ended December 31, 2025 and 2024, amounted to $11 thousand and $10 thousand, respectively.

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

During the year ended December 31, 2024, the Company has revised its impairment loss assessment methodology for digital assets to record write-downs to the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. This revision would be consistent with the requirements of ASC 350-30-35-19, which indicates impairment exists whenever carrying value exceeds fair value. It also indicates that after an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Management assessed the potential difference in impairment loss that would have resulted in prior periods if this impairment methodology had been applied retroactively, noting the amounts were immaterial.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives, as defined by ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, derivative financial instruments that are accounted for as liabilities are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the accompanying consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheets date. The Company did not have any significant derivative instruments during the years ended December 31, 2025 or 2024.

Common Stock Warrants

The Company has issued common stock warrants to individuals who provided referrals to accredited investors that resulted in sales of common stock in connection with the Company’s various funding rounds. Warrants issued by the Company are evaluated as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own equity and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2025 and December 31, 2024, all of the Company’s outstanding warrants were classified as equity in accordance with ASC 815-40.

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

The Company accounts for revenue contracts with customers through the following five steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligation in the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s subscription service arrangements and Unicorns agreements are non-cancellable and do not contain refund-type provisions. Certain service agreements include cancelation clauses and there is a right of refund provided to the customer. The Company estimates and maintains a reserve for expected customer refunds. These estimates involve inherent uncertainties and management judgment. As of December 31, 2025 and 2024 no such reserves were recorded.

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

The Company had deferred revenue of $1 thousand and $4 thousand as of December 31, 2025 and December 2024, respectively. The amount of revenue recognized in fiscal 2025 and 2024 that was included in deferred revenue at the beginning of the periods was $4 thousand and $5 thousand, respectively.

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

Cost of Revenue

For the SaaS and TaaS segments, cost of revenue includes salaries, and personnel compensation costs, associated with the Company’s website hosting and other costs including providing technical support, materials, and supplies. For Unicorns, cost of revenue includes salaries and personnel compensation costs as noted for SaaS and TaaS but also includes third party costs for production team, celebrity hosts and travel. The Company evaluates if Unicorn Hunters show production costs are expected to be recovered. Costs are capitalized if expected to be recovered and otherwise are expensed as incurred. Any capitalized costs are expensed when the related show is distributed on the Unicorn Hunters website. No production costs were capitalized during the years ended December 31, 2025 or 2024 because of uncertainty about recovery of such costs during the Company’s early stages.

General and Administrative Expense

General and administrative costs primarily consist of compensation, employee benefits, and stock-based compensation related to executive management, finance, administration and human resources, facility costs, professional service fees, and other general overhead costs.

Sales and Marketing Expense

Sales and marketing costs principally consist of third-party marketing, advertising, and branding in addition to compensation and benefits of the Company’s own marketing personnel. Sales, marketing and advertising costs are expensed as incurred. During the years ended December 31, 2025 and 2024, the Company incurred marketing/advertising expenses of $243 thousand and $11,495 thousand, respectively, of which $49 thousand and $8,708 thousand were paid for by exchanging unicoin rights with such fair value.

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

Net Loss per Share

Net loss per common share is computed pursuant to ASC 260-10, Earnings Per Share (“ASC 260”). Basic net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding. For each of the years ended December 31, 2025 and 2024, the Company had securities outstanding that could potentially dilute net loss per share, but the shares from the assumed conversion or exercise of these securities were excluded in the computation because the effect would have been anti-dilutive.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts with major financial institutions, and, at times, exceed federally insured limits. As of December 31, 2025 and 2024, the Company had $864 thousand and $604 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

In addition, as discussed in Note 4, as of December 31, 2024 the Company had non-cash receivables consisting of options and warrants to purchase common stock in small privately-held companies. The options and warrants underlying these non-cash receivables are subject to significant fluctuations in market values. As of December 31, 2025 all related option and warrant certificates have been received and these accounts receivable have been reclassified to investments in privately-held companies in the Company’s consolidated balance sheets.

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

The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Year Ended December 31,
Customer Reference	2025	2024
Customer A	26%	13%
Customer B	25%	34%
Customer C	16%	12%
Customer D	10%	- *

*	Revenue from this customer did not amount to 10% or more of total revenues during the period reported.

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	December 31, 2025	December 31, 2024
Customer A	25%	14%
Customer B	18%	27%
Customer C	20%	15%
Customer D	16%	- *

*	Accounts Receivable from this customer did not amount to 10% or more of Accounts Receivable as of the period reported.

Financial Instruments – Credit Losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on financial instruments later codified as Accounting Standard codification (“ASC”) 326 (“ASC 326”), effective January 1, 2024, using a modified retrospective approach. The guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. There was no significant impact on the date of adoption of ASC 326.

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

Since the inception of Unicorn Hunters, the Company has recognized revenue in connection with seven Unicorn Hunters agreements. The total revenue amount related to these agreements was $10,130 thousand to-date. As of December 31, 2025 and 2024, Unicorn Hunters non-cash receivables were $0 and $0 thousand, respectively and represented 0% and 0% of total receivables, respectively. In addition, these receivables represented 0% and 0% of total assets as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the Company had an allowance for doubtful accounts balance of $0 thousand and $5 thousand, respectively. For the year ended December 31, 2025 and 2024, the Company recorded bad debt expense of $12 thousand and $0 thousand, respectively. These amounts were related to trade receivables payable in cash.

Effect of Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280), which will require public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue generating reportable business segments. In addition, the ASU requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker, an amount for other segment items by reportable business segment, including a description of its composition, and the primary measures of a business segment’s profit or loss in assessing segment performance. This ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company implemented the updated guidance as of December 31, 2024, which resulted in the incorporation of new segment disclosures, as noted in Note 16 - Segment Information. Also, the implementation of ASU 2024-07, did not have an impact on other disclosures to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2024, the FASB issued ASU No. 2024-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2024-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2026. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined. The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. This authoritative guidance will be effective for us in the first quarter of fiscal 2026, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

In December 2024, the FASB issued ASU 2024-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which seeks to provide financial statement users with more decision-useful information about the underlying economics of crypto assets, and a reporting entity’s financial position. The amendment requires an entity to present crypto assets at fair value on the consolidated balance sheet, present these assets separate from other intangible assets, and record changes from remeasurements of crypto assets separately from changes in carrying amounts from other intangible assets on the income statement. The amendment also requires entities to disclose by crypto asset the name, fair value, cost basis, and number of units, as well as changes crypto holdings over the periods presented. Although early adoption is permitted, the new guidance becomes effective on January 1, 2026, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

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

The Company has revised its Intangible Assets and Financial Assets accounting policies to account for USD Coin (“USDC”) as a financial asset. As a result, USDC will be measured at fair value in future periods with changes in fair value reported in earnings as they occur. The Company previously reported USDC within Intangible assets, net, and has reclassified USDC to prepaid expenses and other current assets beginning in the third quarter of 2024. The Company’s USDC balance as of December 31, 2025 and 2024 amounted to $26 thousand (included within the prepaid and other current assets line item of the consolidated balance sheets) and $44 thousand respectively. Management assessed the balance of USDC in historical periods, noting the change has an immaterial impact on previously reported amounts.

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

During the year ended December 31, 2025, the Company identified impairment indicators for two private-company investments and recorded impairment charges totaling $298 thousand, representing the full carrying value of those investments. The impairment charges were recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. As of December 31, 2025, the Company had not recorded any additional impairment or bad debt expense related to its remaining long-term investments in private companies or non-cash receivables.

During the year ended December 31, 2024, the Company received option and warrant certificates from five customers with an aggregate carrying value and estimated fair value of $1,510 thousand. Upon receipt, these amounts were reclassified from Unicorn Hunters non-cash receivables to investments in privately held companies.

NOTE 5 – INTANGIBLE ASSETS - DIGITAL ASSETS

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

During the years ended December 31, 2025 and 2024, the Company received digital assets as consideration from investors for the purchases of unicoin rights, common stock and private placement unsecured notes issued by the Company. These digital assets included Bitcoin (BTC), Bitcoin Cash (BCH), Ethereum (ETH), Litecoin (LTC), Tether (USDT) and Wrapped Ethereum (WETH). Unicoin rights are more fully discussed in Note 7. The Company utilized $419 thousand and $358 thousand of its digital asset holdings for vendor payments during the years ended December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, the Company recorded $0 thousand and $15 thousand, respectively, of impairment losses on such digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2025, there was $60 thousand of realized gain on disposal of digital assets.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings as of and for the year ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Bitcoin (BTC)	$-	$78,399
Ethereum (ETH)	3,468	7,254
Tether (USDT)	1,921	-
Total	$5,389	$85,653

Year Ended December 31, 2025	Bitcoin	Ethereum	Tether	USD Coin*	WETH	Total
Beginning balance	$78,398	$7,255	$-	$-	$-	$85,653
Received as consideration in sales of unicoin rights	-	1,397	41,619	65,526	-	108,542
Vendors payments	-	(5,137)	(64,875)	(348,921)	-	(418,933)
Received as consideration in sales of common stock	-	-	-	22,664	-	22,664
Received as consideration of high yield notes	-	7,303	13,392	10,600	-	31,295
Proceeds from disposal of digital assets	(144,498)	(7,255)	(441,434)	232,118	-	(361,069)
Realized gain on disposal/sale of digital assets	66,682	166	(5,126)	(1,410)	-	60,312
Impairments	-	(96)	(4)	-	-	(99)
Fees and other	(582)	(166)	458,347	(19,424)	-	477,024
Ending balance	$-	$3,468	$1,921	$-	$-	$5,389

Year Ended December 31, 2024	Bitcoin	Ethereum	Tether	USD Coin	WETH	Total
Beginning balance	$4	$958	$-	$-	$292	$1,254
Received as consideration in sales of unicoin rights	(4,094)	18,680	1,965	213,397	-	229,948
Vendors payments	(28,337)	-	-	(329,933)	-	(358,270)
Received as consideration in sales of common stock	-	-	-	94,204	-	94,204
Proceeds from disposal of digital assets	103,445	-	-	226,411	-	329,856
Impairments	(8,968)	(6,208)	-	-	-	(15,176)
Write-off	(1,051)	(6,168)	(1,965)	(158,906)	(292)	(168,382)
Fees and other	17,399	(7)	-	(45,173)	-	(27,781)
Ending balance	$78,398	$7,255	$-	$-	$-	$85,653

The table above includes all balances presented within the Company’s intangible assets line item on the consolidated balance sheets, based on quoted prices on active exchanges. The table also includes a separate column reflecting transactions involving USD Coin (“USDC”), which is not presented as an intangible asset on the balance sheet. Because the Company routinely engages in transactions involving both digital assets accounted for as intangible assets and USDC, this column has been included to provide additional transparency. USDC is classified within prepaid expenses and other current assets, and the total balances of USDC as of December 31, 2025 and 2024 were $26 thousand and $44 thousand, respectively.

NOTE 6 – DEBT

As of December 31, 2025 and 2024 the Company held short-term debt of $2,306 thousand and $100 thousand, respectively. The Company did not hold any long-term debt as of December 31, 2025 or 2024. The short-term debt bears interest at a rate of 20.0% per annum, payable at maturity, and matures one year from issuance unless the holder elects to extend the maturity for an additional year. Prepayment is not permitted.

The short-term debt generally ranks pari-passu relative to other unsecured obligations. As of December 31, 2025, $2,306 thousand of short-term debt was outstanding and payable during the year ended December 31, 2026 to the extent holders do not elect to extend one additional year.

Interest expense on short-term debt of $82 thousand and $39 thousand was incurred during the years ended December 31, 2025 and 2024, respectively, and was recorded as accrued expenses in the consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the short-term debt internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the short-term debt as of December 31, 2025 approximates their carrying amounts.

NOTE 7 – UNICOIN RIGHTS FINANCING OBLIGATION

As of December 31, 2025 and through the filing date of these consolidated financial statements, the Company has not issued any unicoins and there is no assurance as to whether, or at what amount, or on what terms, unicoins will be available to be issued, if ever.

The Company offered rights to receive unicoins upon tokenization (“unicoin rights” or “rights”) pursuant to the terms and conditions set forth in a confidential private placement memorandum initially dated February 2022, as amended from time to time (the “Offering”). The Offering was conducted pursuant to exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2) thereof and Rule 506(c) thereunder. Each U.S.-domiciled investor that participated in the Offering was required to be an “accredited investor,” as defined in Rule 501 of the Securities Act. The Company does not plan to issue any additional unicoin rights.

The Company accounted for unicoin rights as a liability representing the amount that management believed the Company would be obligated to pay or refund in the event unicoin tokens were not launched, which is the amount holders would have had a right to claim and would likely have been awarded in settlement. The liability reflected management’s estimate of the obligation associated with the fair value of consideration received for the rights to receive unicoins in the future. The Company concluded that it had a legal or contractual obligation to refund amounts originally paid by investors if holders’ reasonable expectation to receive unicoins was not achieved and therefore recorded a liability for such amounts.

There are currently 75,980 total holders of unicoin rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins, and 6,490 purchasers worldwide. Of these, 1,748 are US Citizen investors (26.93% of purchasers), and 4,742 (73.07% of holders) are non-US citizens or were not verified. Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, or were given unicoin rights for free, and thus were not sold unicoin rights.

As of December 31, 2025 and 2024, the Company has issued rights to acquire 7.2 billion and 7.1 billion unicoins, respectively. As of December 31, 2025 and 2024 the outstanding financing obligation related to unicoin rights was $112,924 thousand and $109,911 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to launch the unicoin & deliver them to Unicoin rightsholders, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the unicoin rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the years ended December 31, 2025 and 2024, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $336 thousand and $12,444 thousand, respectively.

The following table summarizes the components of the unicoin rights financing obligation recorded on the Company’s consolidated balance sheet as of December 31, 2025 and 2024:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature/Category of Unicoin		December 31, 2025		December 31, 2024
Right Holder	Form of Consideration	Units	Amount	Units		Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,907,940,360	$46,718,121	1,850,019,968		$43,551,938
Unicoin Inc. Shareholders	Non-Cash Dividends	726,189,126	72,619	727,725,875		72,773
Employee, Contractors, Directors	Discretionary Compensation	522,395,275	52,240	521,771,178		52,177
Service Providers, Influencers and Employees	Services and Employee Labor	277,939,246	37,382,565	273,733,579		37,048,661
Subtotal		3,434,464,007	$84,225,545	3,373,250,600		$80,725,549
ITSQuest Contingent Divestiture Amendment	Contract Amendment	22,000,000	2,570,000	22,000,000		2,570,000
Five-Year Deferred Payment Plan	Cash	3,280,015,501	22,488,204	3,260,484,068	*	22,963,296
Ten-Year Prepaid Plan	Cash	7,714,046	2,196,422	8,337,046	*	2,206,998
Asset Swap and related commission	Land	464,896,751	1,443,682	464,896,751		1,444,938
Total		7,209,090,305	$112,923,853	7,128,968,465		$109,910,781

*	Unicoin rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.

Sales to Investors

As of December 31, 2025 and 2024, the unicoin rights financing obligation associated with sales to Investors amounted to $46,718 thousand and $43,552 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of unicoin rights have a reasonable right to either 1) receive the number of unicoins specified in their unicoin rights agreement upon the future launch of the unicoin or 2) a refund of the amount invested in anticipation of the future and launch of unicoins. Therefore, all amounts received from sales to Investors have been recorded as a unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of unicoin rights, prior to finalizing any plan to market and sell rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such rights. As a result, the Company has ascribed a de minimis value to all unicoin rights issued to shareholders on February 10, 2022. As of December 31, 2025 and 2024, the unicoin rights financing obligation associated non-cash dividend of unicoin rights amounted to $73 thousand and $73 thousand respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the unicoin rights agreement, on a per unicoin right basis, the amount that holders would be entitled to if the unicoin is not ultimately launched is de minimis in relation to the actual fair value per unicoin right. As of December 31, 2025 and 2024, the unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $52 thousand, respectively.

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

These contracts do not specify the value of services rendered by the Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of December 31, 2025 and 2024, the unicoin rights financing obligation associated with unicoin rights issued to service providers, influencers and employees amounted to $37,383 thousand and $37,049 thousand, respectively.

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

The following table summarizes the pledged collateral pursuant to the deferred payment plan outstanding as of December 31, 2025 and 2024, based on the estimated fair value of such collateral at the time it was submitted:

	Estimated Fair Value of Collateral at Date Submitted
Form of Collateral Received	Outstanding as of December 31, 2025	Outstanding as of December 31, 2024
Cash	$572,506	$716,406
Digital Assets	97,996	97,996
Non-Unicoin Inc. Stock	1,769,980	1,769,980
Unicoin Inc. Shares of Common Stock	3,585,668	3,410,556
Unicoin rights	30,452,967	30,970,832
Real Estate	15,176,914	15,586,914
Total	$51,656,031	$52,552,684

In accordance with U.S. GAAP, only cash and digital assets pledged as collateral were recognized on the Company’s consolidated balance sheets because they were deposited in accounts controlled by the Company, while the other forms of collateral received were not recorded as assets of the Company. The fair value of the collateral received by Company were determined as follows:

○	Cash – Fair value is based on the amount of cash received by the Company at the time the collateral was submitted.

○	Digital Assets – Fair value was determined based on quoted prices on active exchanges at the date the digital assets were submitted as collateral. Such amounts are not remeasured at subsequent reporting dates.

○	Non-Unicoin Inc. Stock – Fair value was determined based on quoted prices on active exchanges at the date the shares were submitted as collateral and is not adjusted for changes in market value after submission.

○	Unicoin Inc. Common Stock – Fair value was determined based on the fair value of the Company’s common stock at the date the shares were submitted as collateral, with assistance from a third-party valuation firm. The fair value is not subsequently remeasured.

○	Unicoin rights – Fair value was determined based on the estimated fair value of unicoin rights at the date the rights were submitted as collateral, with assistance from a third-party valuation firm. The carrying value remains unchanged after submission.

○	Real Estate – Fair value is determined based on third-party appraisals or price opinions obtained at or near the date the real estate collateral was submitted. The Company does not remeasure the fair value of such collateral at subsequent reporting dates.

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

	December 31, 2025	December 31, 2024
Cash Receipts	$1,759,500	$1,897,000
Accrued Interest	436,922	309,998
Unicoin rights financing obligation, Ten-Year Prepaid Plan	$2,196,422	$2,206,998

After five years following the deposit (the “interest vesting date”), a portion of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of Unicoins. The remaining proceeds did not include a contractual interest rate. Proceeds subject to contractual interest are as follows:

	December 31, 2025	December 31, 2024
Proceeds subject to interest	$1,513,000	$1,629,500
Exempt from contractual interest	252,500	267,500
Total	$1,765,500	$1,897,000

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

ITSQuest Contingent Divestiture Amendment

The Company issued a total of 22 million unicoin rights as consideration to the original sellers of ITSQuest in connection with amendments to the share exchange agreement that extended the timeline for achieving certain milestones required to avoid divestiture of ITSQuest. Because the measurement period for the ITSQuest acquisition concluded, at the latest, on November 30, 2021, the amendment to the share exchange agreement did not qualify as an adjustment to the original purchase price allocation. Accordingly, the Company recorded a unicoin rights financing obligation of $790 thousand and $1,780 thousand, during the years ended December 31, 2024 and 2022, respectively, related to the amendment and settlement of the original contingent divestiture provision. The total amount of $2,570 thousand represents the fair value, at the time of issuance and was recorded as cost of contract amendment within operating expenses in the Company’s consolidated statement of operations. Now that the divestiture was completed on December 31, 2025, the related unicoin rights remain outstanding, and accordingly, the Company continues to recognize the associated Unicoin Rights Financing Obligation.

Asset Swap Agreement and Related Commission

The Company records assets on the consolidated balance sheets for the fair value (as determined by a third-party specialist) of land and mining rights received in exchange of unicoin rights. The Company recorded investments in land and mining rights assets, and the respective unicoin rights financing obligation from asset swap agreements as of December 31, 2025, as follows:

Investment in Land/Unicoin Right Financing Obligation
Eco Club, Venezuela	$1
Vacant Land, California City	4,244
7R-Ranch, Texas	54,730
Investments in land	58,975
Mining rights asset	-
Commissions for asset swap agreements paid with unicoin rights	180,959
Unicoin rights financing obligation from asset swap agreements	$239,934

The following items include descriptions of the assets included in the table above:

-	Eco Club, Venezuela - On October 9, 2024, the Company entered into an asset swap agreement with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 unicoin rights in exchange for real estate assets consisting of 175,265 square meters of land, located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela. In March 2025, the Company completed its due diligence, released 1,746,497 unicoin rights and received the title for the real estate assets.

-	Vacant Land, California City - On February 9, 2025, the Company entered into an asset swap agreement with Vessa Jenine Rinehart-Phillips, a U.S. Citizen, wherein the Company agreed to provide a total of 747,600 unicoin rights in exchange for real estate assets consisting of vacant land in the city of California City.

-	Mining rights, Argentina - On August 7, 2024, Unicoin entered into an asset swap agreement with Electroquimica del Neuquen S.A., an Argentine corporation (the “Argentina Seller”), pursuant to which the Argentina seller acquired rights to obtain 420,000,000 unicoin rights from the Company in exchange for the disposition of certain real estate assets described in the asset swap agreement (the “Argentina Real Estate Assets”) of the Argentina seller to the Company (the “Argentina Transaction”).

On December 20, 2024, a deed of assignment (the “Deed”) of rights to explore for copper deposits in the Argentina Real Estate Assets was signed by the Argentina Seller and the Company. According to Argentine law, the Deed is required to be filed with and approved by the State Government, Mining Registry (Provice of Neuquen), for the transfer to be effective. Pursuant to the terms of the Deed, the Argentina Seller was required to register the transfer of ownership of the Argentina Real Estate Assets to the Company with the local mining registry within 10 business days of the execution of the Deed, and as of February 23, 2025, did not do so. On July 23, 2025, the Company formally registered with the Province of Neuquen the transfer of the exploration rights to the Company. Therefore, the Company deems this transaction as executed on July 23, 2025. Because of the contingencies regarding the registration and the fact that management had not become the owner of record until July 23, 2025, management had not previously recorded this transaction on the Company’s consolidated balance sheet.

-	7R-Ranch - Texas - In 2025, Unicoin entered into an asset swap agreement with Randal P. Shaffer, a citizen from the United States, pursuant to which the Randal Investor acquired rights to obtain 153,244 unicoin rights from the Company in exchange for the disposition of certain real estate assets described in the asset swap agreement of the Randal Investor to the Company.

Unicoin Rights Issued to Related Parties

The unicoin rights issuances discussed above include a total of 1,287 million unicoin rights valued at $4,815 thousand and 1,191 million unicoin rights valued at $4,337 thousand, which represent the cumulative amounts issued to related parties during the year ended December 31, 2025 and 2024. The composition of these is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		December 31, 2025		December 31, 2024
Nature/Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	54,006,000	$46,200	51,006,000	$16,200
Unicoin Inc. Shareholders (Dividends)	Officers and Directors	549,753,656	54,975	548,526,464	54,852
Discretionary Awards	Officers, Directors & their Families	178,244,908	18,317	126,339,548	14,314
Consideration for Services	Officers, Directors & their Families	12,575,404	1,672,818	13,523,333	1,681,697
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	22,000,000	2,570,000	22,000,000	2,570,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	469,999,900	452,500	429,333,400	-
Total		1,286,579,868	$4,814,811	1,190,728,745	$4,337,063

Other Matters

As of December 31, 2025 and 2024, the Company had $1,418 thousand and $63 thousand, respectively, of cash deposits pursuant to completion of the due diligence process required before issuance of unicoin right certificates. This amount is included in other current liabilities on the consolidated balance sheet and in proceeds from sales of unicoin rights on the consolidated statements of cash flows.

Transaction Loss on Repurchase of Unicoin Rights

During the years ended December 31, 2025 and 2024, the Company recorded a transaction gain/(loss) on repurchase of unicoin rights amounting to $14 thousand and $(6,941) thousand, respectively.

-	During the years ended December 31, 2025 and 2024, the transaction gain/(loss) included $14 thousand and $(6,842) thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration. This component of the transaction loss results from differences between the fair value of the unicoin rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such unicoin rights.

-	During the years ended December 31, 2025 and 2024, the transaction loss included $0 thousand and $99 thousand, respectively, from repurchased unicoin rights from investors. This component of the transaction loss represented the excess of cash proceeds over the unicoin rights financing obligation that was previously recorded when the investor initially acquired the unicoin rights.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 783,690,180 and 781,065,752 shares of common stock issued and 742,165,436 and 739,614,045 outstanding, net of treasury stock, as of December 31, 2025 and 2024, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the year ended December 31, 2025, the Company raised $2,140 thousand (of which $2,117 thousand was raised in cash) via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	5,000	$0.40	$2,000
Round 8	1,938,706	1.00	1,938,706
Round 9	99,650	2.00	199,300
Total stock issued	2,043,356		$2,140,006

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

Repurchases of Common Stock

During the years ended December 31, 2025 and 2024, the Company repurchased 73,037 common stock shares and 539,567 common stock shares in exchange for consideration of $15 thousand and $194 thousand, respectively, which were recorded as treasury stock.

Treasury stock is recorded on the consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

NOTE 9 – STOCK-BASED COMPENSATION

The following table summarizes the source and classification of the Company’s stock-based compensation expense:

Source of Stock-Based Compensation Expense	Classification in the Consolidated Statements of Operations	2025	2024
Unicorns common stock awards	Cost of revenues	$-	$100,000
Restricted stock units	General and administrative	163,033	53,483
Total Stock-based compensation		$163,033	$153,483

Unicorns Common Stock Awards

On March 14, 2021, Unicorns, a majority-owned subsidiary of the Company, granted Unicorns Common Stock Awards to the executive producers of the Unicorn Hunters TV show. These awards have a grant-date fair value equal to the fair market value of the underlying Unicorns stock on the grant date less present value of expected dividends. During the year ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense within the Cost of Revenues line item of $0 and $100 thousand, respectively, in relation to the vesting of five million Unicorns Common Stock Awards. As of December 31, 2025, five million Unicorns Common Stock Awards remain outstanding and not vested. The total grant-date fair value of the outstanding Unicorns Common Stock Awards amount to $100 thousand, for which no stock-based compensation expense has been recorded as the Company has assessed that is not probable the performance condition is going to be achieved.

Restricted Stock Units Classified as Equity

The following table summarizes information about RSUs as of and for the years ended December 31, 2025 and 2024:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2024	84,862
Vested	(78,336)
Ending balance - December 31, 2024	6,526	$0.73

Beginning balance - January 1, 2025	6,526
Granted	551,960
Vested	(558,488)
Forfeited	2
Ending balance - December 31, 2025	-	$0.00

The Company recorded $163 thousand and $53 thousand of stock-based compensation expense relating to equity classified RSU’s during the years ended December 31, 2025 and 2024, respectively.

Stock Options

The following is a summary of stock option activity and related information for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2024	55,535,881	$0.031		5.61	$18,619,327
Granted	-	-
Exercised	(430,000)	-			-
Adjustments	5,000
Ending balance December 31, 2024	55,110,881	$0.031		4.61	$14,639,230

Beginning balance January 1, 2025	55,110,881	$0.031		4.61	$14,639,230
Granted	-	-
Exercised	-	-
Adjustments	-	-
Ending balance December 31, 2025	55,110,881	$0.031		4.61	$2,121,886
Vested and exercisable as of December 31, 2025	55,110,881	$0.031		4.61	$2,121,886

As of December 31, 2025 and 2024, there was no unrecognized stock-based compensation for stock options because all outstanding shares were fully vested. For the years ended December 31, 2025, and 2024, there was no stock-based compensation for stock options.

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

Common stock purchase warrants issued and currently outstanding are recorded at their initial fair value and reported in stockholders’ equity (deficit) as increases to additional paid-in capital. These warrants were reported as equity, rather than liabilities, since (i) the warrants may not be net-cash settled, (ii) the warrant contractually limits the number of shares to be delivered in a net-share settlement, and (iii) the Company has sufficient unissued common stock shares available to settle outstanding warrants. Subsequent changes in fair value from the warrants’ initial fair value are not recognized as long as the warrants continue to be classified as equity. As of December 31, 2025 and 2024 all warrants were classified as equity with a weighted average grant date fair value of $0.01.

The following table summarizes information about the warrants as of and for the years ended December 31, 2025 and 2024:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2024	10,310,000
Granted	-
Exercises	(510,000)	$0.01
Forfeited	-
Ending balance - December 31, 2024	9,800,000	$0.01

Beginning balance - January 1, 2025	9,800,000
Granted	-
Exercises	-
Forfeited	-
Ending balance - December 31, 2025	9,800,000	$0.01

NOTE 11 – DISCONTINUED OPERATIONS

Upon the expiration of the Share Exchange Agreement (“SEA”) and the Company’s election not to extend the term thereof, the ITSQuest, Inc. (“ITSQuest”) business met the criteria for classification as discontinued operations. In accordance with ASC 205-20, Discontinued Operations, the Company evaluated the divestiture of its staffing and human capital management business as a single plan of a strategic shift that has a major effect on the Company’s operations and financial results.

Accordingly, the historical results of ITSQuest have been classified as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented, and the related assets and liabilities have been reclassified as discontinued operations in the Consolidated Balance Sheets. As of December 31, 2025, the Company determined that the automatic transfer of equity back to the original sellers resulted in a loss of control, leading to the deconsolidation of the entity.

Financial Results of Discontinued Operations:

The following table summarizes the results of operations for the ITSQuest business for the years ended December 31:

	2025	2024
Total Revenues	$14,962,182	$17,928,288
Cost of Sales	(11,988,488)	(14,330,686)
Gross Profit	2,973,694	3,597,602
Operating Expenses	(2,794,811)	(2,930,300)
Operating Income (Loss)	178,883	667,302
Interest Income	86,287	37,549
Net Income (Loss) from Discontinued Operations	265,170	704,851
Income Tax	(81,130)	(160,914)
Net Income from Discontinued Operations	184,040	543,937
Loss from Divestiture of Discontinued Operations	(4,891,712)	-
Total Loss Discontinued Operations and Divestiture of Discontinued Operations, net	$(4,707,672)	$543,937

The following is a summary of assets and liabilities attributable to discontinued operations, which were included in our historical Consolidated Balance Sheet at December 31:

2024
ASSETS
Cash and equivalents	$1,704,959
Accounts receivable, net	1,876,840
Prepaid and other current assets	66,799
Indemnification asset (*)	5,196,624
Property, Plant and Equipment — Net	2,784
Intangible — Net	2,332,506
Right of Asset	158,513
Goodwill	3,865,695
Total Assets, discontinued operations	$15,204,720
LIABILITIES
Accounts payable and accrued liabilities	$193,145
Lease Liability	101,000
Other Liability	511,403
Deferred Tax liability	4,991,620
TOTAL LIABILITY	$5,797,168

(*)	The Company was previously the primary obligor for certain historical tax liabilities associated with the ITSQuest business. These obligations, along with the related indemnification rights, were transferred to the sellers upon the effective date of the divestiture. As of December 31, 2025, the Company derecognized a Deferred Tax Liability of $4,991,620 related to a New Mexico Gross Receipts Tax assessment and a corresponding Indemnification Asset of $5,196,624. Because these items were components of the ITSQuest disposal group prior to the loss of control, they are included within the major classes of assets and liabilities of discontinued operations in the 2024 Consolidated Balance Sheet presented above.

The Company recorded a loss on divestiture of $4,892 thousand, which corresponded to the derecognition of ITSQuest’s total assets, total liabilities, and noncontrolling interest of $10,217 thousand, $625 thousand, and $4,700 thousand, respectively, as of December 31, 2025, the date of divestiture.

In accordance with ASC 205-20, the Company’s policy is to allocate interest expense to discontinued operations only to the extent that the debt is specifically identifiable to the operations of the discontinued component or is required to be repaid as a result of the disposal transaction. For the years ended December 31, 2025 and 2024, the Company determined that no interest expense was attributable to ITSQuest. All outstanding debt and associated interest expenses during these periods related to corporate-level financing facilities held by the Parent, which were not required to be repaid as a result of the divestiture.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

In addition, on December 10, 2024, Alex Konanykhin, our Chief Executive Officer and Chairman of our board of directors, Silvina Moschini, one of our directors and the Chief Executive Officer of our subsidiary Unicorns, Inc., Alejandro Dominguez, our Chief Investment Officer, and Richard Devlin, our former Senior Vice President and General Counsel, each received a “Wells Notice” from the Staff stating that it has made a preliminary determination to recommend that the SEC file an enforcement action against Messrs. Konanykhin, Dominguez and Devlin and Ms. Moschini. This proposed action would allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Sections 5 and 17(a) of the Securities Act, as well as, in the case of Mr. Konanykhin and Ms. Moschini, violations of these provisions as a controlling person of us under Section 20(a) of the Exchange Act. The Staff further advised these individuals that the potential enforcement action may involve a civil injunctive action or other action allowed by law, and may seek remedies that include an injunction, disgorgement, pre-judgment interest, civil money penalties, a bar from service as an officer or director and limitations on activities or bars from association and such other relief as may be available.

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

SEC v. Unicoin Inc., et. al. On May 20, 2025, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil enforcement action against Unicoin Inc. and certain individuals, including its directors Silvina Moschini and Alex Konanykhin, Alejandro Dominguez, and its former General Counsel Richard Devlin in the United States District Court for the Southern District of New York. The action is captioned Securities and Exchange Commission v. Unicoin Inc. f/k/a TransparentBusiness, Inc., et al., Case No. 1:25-cv-4245 (S.D.N.Y.). The complaint alleges violations of various provisions of the federal securities laws in connection with Unicoin’s offer and sale of digital assets, including unicoin tokens, as well as alleged material misstatements and omissions in communications with investors. The SEC is seeking injunctive relief, disgorgement of proceeds, civil monetary penalties, officer and director bars, and other equitable relief. We believe the claims are without merit and intend to vigorously defend against the allegations. The litigation may result in financial liability, restrictions on future capital-raising efforts, or reputational harm, and could materially affect Unicoin’s business, operations, and prospects.

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

Pickholz v. TransparentBusiness, Inc. et al., United States District Court for the District of New Jersey, Civil Action No. 22-2504 (ES)(JBC): Michael Pickholz, a former Chief Financial Officer of TransparentBusiness, Inc., asserted claims against TransparentBusiness, Inc. and certain individuals alleging retaliation, equity-related matters, and wage violations, including claims under the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. On September 26, 2025, the Court dismissed certain claims with prejudice, including claims related to Dodd-Frank retaliation and salary-based allegations, while allowing certain other claims to proceed.

On March 28, 2026, the parties entered into a settlement agreement resolving all claims asserted in the action without any admission of liability or wrongdoing by the defendants. Pursuant to the settlement, the Company agreed to (i) issue or transfer 500,000 shares of common stock, which had a total estimated fair value of approximately $25 thousand as of the settlement date; (ii) issue or transfer 500,000 unicoins, which had a total estimated fair value of approximately $5 thousand as of the settlement date; and (iii) pay $15 thousand to Mr. Pickholz’s legal counsel for attorneys’ fees and expenses. Upon completion of the settlement obligations, the litigation will be dismissed with prejudice.

We are not presently a party to any other legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Litigations that have been settled by the Company

The following legal matters were settled by the Company during the year ended December 31, 2025:

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

Asset Swap Agreements

As of December 31, 2025, and through the filing date of these consolidated financial statements, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been delivered and listed for trading yet, management cannot yet ascertain control over the assets included in such asset swap agreements. Accordingly, management has not recorded these transactions in the consolidated balance sheet. In certain cases, the agreements include project failure or escrow provisions tied to a token launch timeline. Where such conditions have lapsed without fulfillment, the agreements are considered terminated or abandoned in accordance with their terms. Management is currently evaluating next steps, including the legal and accounting implications of such terminations, as well as whether to engage counterparties to renegotiate or revive any of the affected transactions under revised terms. The following represents summaries of each transaction:

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 7, a total of 1,287 million unicoin rights valued at $4,815 thousand and 1,191 million unicoin rights valued at $4,337 thousand were issued to related parties during the year ended December 31, 2025 and 2024, respectively.

NOTE 14 – INCOME TAXES

The components of income tax provision are as follows:

	2025	2024
Current:
U.S. federal	$-	$67,776
U.S. state	1,127	1,484
Foreign	-	113
Total current expense	1,127	69,373
Deferred:
U.S. federal	-	-
U.S. state	-	-
Total deferred expense	-	-
Total income taxes	$1,127	$69,373

The tax effects of temporary differences and tax loss carry forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2025 and 2024 are comprised of the following:

	2025	2024
Deferred income tax assets:
Net operating loss carry-forwards	$25,883,114	$24,389,883
Accrued expenses	9,287,630	9,165,818
Impairment of digital assets	862,761	570,413
Disallowed loss on digital assets	326,723	310,666
Operating lease liabilities	-	4,905
Charitable Contributions	1,216	1,210
Foreign Currency Gains/Losses	119	-
Section 174 Costs	15,642	20,629
Unicoin right transaction gain or loss	5,061,723	5,042,696
Stock Based Compensation	2,266,771	2,235,300
Capital Loss	866,418	-
Total deferred income tax assets	44,572,117	41,741,520

Deferred income tax liability:
Outside basis difference on ITSQuest investment - acquisition equity	-	(458,260)
Unicorn Hunters unexercised stock options and warrants	(1,810,200)	(1,810,200)
Operating lease right-of-use assets	-	(4,624)
Other	(3,100)	(5,394)
Total deferred income tax liability	(1,813,300)	(2,278,478)

Net deferred tax assets	42,758,817	39,463,042
Valuation allowance	(42,758,817)	(39,463,042)
Net deferred income tax liability	$-	$-

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2025 and 2024 with the exception of deferred taxes related to ITSQuest as of December 31, 2024, which was a majority owned company. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the net deferred tax assets will not be realized. During the year ended December 31, 2025, and 2024, there was an increase of $3,295 thousand and $8,096 thousand to the valuation allowance, respectively. The Company’s valuation allowance is $42,759 thousand and $39,463 thousand as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company’s tax return filing group, Unicoin, Inc. and Subsidiaries had federal net operating loss carry-forwards of approximately $81,615 thousand, of which $275 thousand were generated prior to 2018 and will begin expiring in 2037. The remaining $81,340 thousand can be carried forward indefinitely. As of December 31, 2025, the Company had state net operating loss carry-forwards of approximately $46,515 thousand. The state net operating loss carry-forward will begin expiring in 2038. As of December 31, 2025, the company’s majority owned investments in ITSQuest, Inc. and Unicorns, Inc. had federal net operating losses generated after 2018 of $0 and $26,702 thousand, respectively. ITSQuest, Inc. and Unicorns, Inc. had no state operating losses. Unicoin International Inc is incorporated in Panama and generated a net operating loss of $103 thousand.

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	2025	2024
Current:
Tax at U.S. statutory rate	$(1,858,464)	$(7,569,745)
State and local taxes, net of federal benefit*	890	(968,533)
Effects of Changes in Tax Laws or Rates Enacted in the Current Period	-	25,320
Changes in Valuation Allowance	2,911,656	8,095,905
Capital Loss	(866,418)	-
M&E, Penalties	4,105	7,847
Stock Issuance Costs	208,703	411,361
Prior Year Tax True Up	-	66,670
Deferred True Up	(399,345)	435
Other	-	113
Total income taxes	$1,127	$69,373

As of December 31, 2025, and 2024, we had $118 thousand and $107 thousand, respectively, of unrecognized tax benefits that, if recognized, would not impact the Company’s effective tax rate because of the company’s net operating loss carryforwards and the related valuation allowance. The total amount of unrecognized tax benefits could change within the next 12 months for a number of reasons, including audit settlements, tax examination activities, and the recognition and measurement considerations under this guidance.

The Company applies ASC 740 to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. The following is a tabular reconciliation of our total gross unrecognized tax benefits:

	2025	2024
Balance as of January 1	$107,252	$97,134
Reversals related to the prior year	-	-
Additions related to the current year	10,600	10,118
Balance as of December 31	$117,852	$107,252

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

NOTE 15 – NET LOSS PER SHARE

Net loss per common share is calculated in accordance with ASC Topic 260, Earnings Per Share. The Company presents basic and diluted loss per common share for (i) continuing operations, (ii) discontinued operations, and (iii) net loss attributable to Unicoin, Inc. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of shares of common stock outstanding and, when applicable, the effect of potentially dilutive securities. For all periods presented, the Company reported an overall net loss attributable to the Company; accordingly, all potential common stock equivalents were anti-dilutive and excluded from diluted loss per share. As a result, basic and diluted loss per share are the same for continuing operations, discontinued operations, and in total, including periods in which discontinued operations generated net income.

Potentially dilutive securities consist of stock options, restricted stock units, and warrants to purchase common stock.

Calculation of net losses per share from continuing operations is as follows:

	Years Ended December 31,
Basic and Diluted:	2025	2024
Numerator:
Net loss from continuing operations per consolidated statements of operations	$(8,954,370)	$(36,115,779)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	741,608,124	735,982,489

Net loss per common share from continued operations, basic and diluted	$(0.01)	$(0.05)

Calculation of net losses per share from discontinued operations is as follows:

	Years Ended December 31,
Basic and Diluted:	2025	2024
Numerator:
Net income from discontinued operations	$184,040	$543,938
Loss from divestiture of discontinued operations	(4,891,712)	-
Net loss (income) from discontinued operations and divestiture of discontinued operations	(4,707,672)	543,938

Weighted average common shares outstanding used to compute basic and diluted loss per share	741,608,124	735,982,489

Net loss from discontinued operations and divestiture of discontinued operations, basic and diluted	$(0.01)	$0.00

Calculation of net losses per share attributable to Unicoin Inc. is as follows:

	Years Ended December 31,
Basic and Diluted:	2025	2024
Numerator:
Net loss attributable to Unicoin Inc. per consolidated statements of operations	$(13,393,388)	$(34,954,651)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	741,608,124	735,982,489

Net loss per common share attributable to Unicoin Inc., basic and diluted	$(0.02)	$(0.05)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Years Ended December 31,
	2025	2024
Stock options outstanding	55,110,881	55,110,881
Warrants for common stock	9,800,000	9,800,000
Restricted stock units	-	6,526

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
	2025			2024
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$2,187,686	203,154	$2,390,840	$2,228,224	$252,843	$2,481,067
Subscription revenues	112	26,292	26,404	192	32,357	32,549
Unicorn Hunters	38	-	38	85	2,591	2,676
Total revenues	$2,187,836	229,446	$2,417,282	$2,228,501	$287,791	$2,516,292

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2025, and 2024:

	Years Ended December 31, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$26,404	$2,390,840	$38	$2,417,282
Cost of revenues	-	1,993,420	30,300	2,023,720
Gross profit (loss)	$26,404	$397,420	$(30,262)	$393,562

	Years Ended December 31, 2024
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$32,549	$2,481,067	$2,676	$2,516,292
Cost of revenues	-	1,954,448	128,415	2,082,863
Gross profit (loss)	$32,549	$526,619	$(125,739)	$433,429

The following table includes a reconciliation of Gross Profit allocated to segments to Loss Before Income Taxes:

	December 31, 2025	December 31, 2024
Gross Profit allocated to segments, net	$393,562	$433,429
Expenses not allocated to segments, net*	574,421	(2,185,039)
Loss Before Income Taxes	$(8,953,243)	$(36,046,406)

*	Includes mainly Unicoin marketing expense, stock-based compensation, Unicoin’s right transaction gain or Loss, and other Gen admin expenses, Amortization of intangibles, Bad debt expense and other Gen admin expense Software Development Expense, Impairment of investments in privately held companies, interest income (expense), net, other income (expense), net.

There were no material transactions between reportable segments during the years ended December 31, 2025 and 2024.

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

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those described below:

-	In February and March 2026, the Company entered into a credit facility and related equity arrangements with SafeBets.world Inc. (“SafeBets”), an entity founded and solely owned by the Company’s Chief Executive Officer and co-founder, Alex Konanykhin. On February 14, 2026, the Company executed a credit facility and stock allocation agreement with SafeBets pursuant to which the Company agreed to provide a revolving line of credit of up to $5.0 million, and SafeBets agreed to issue 50 million shares of its common stock to the Company in connection with the arrangement. In addition, in March 2026, SafeBets authorized the issuance of additional shares of its common stock to certain parties, including shares issued to the Company pursuant to the credit facility agreement. These events occurred subsequent to December 31, 2025 and are not reflected in the accompanying consolidated financial statements.

-	As discussed in Note 12 - Commitments and Contingencies, on March 28, 2026, the Company entered into a settlement agreement with Michael Pickholz resolving all claims related to pending litigation. Pursuant to the settlement, the Company agreed to transfer non-cash consideration consisting of common stock with an estimated fair value of approximately $25 thousand and unicoins with an estimated fair value of approximately $5 thousand, and to pay $15 thousand in legal fees. The settlement was entered into without any admission of liability or wrongdoing by the Company. This matter constitutes a non-recognized subsequent event and is not reflected in the accompanying consolidated financial statements.

-

Subsequent to December 31, 2025, the Company received cash and USDC of $5,017 thousand and $292 thousand, respectively, related to new rounds of unicoin rights, representing the investor’s rights to receive utility tokens in the future, when these become available. During the same period, the Company also received cash proceeds of $25 thousand from the issuance of short-term debt.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the periods ending December 31, 2025 and 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2025, was not effective due to material weaknesses in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2025, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

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

While we continue working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	other information

None.

Item 9C.	Disclosure regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors as of the day of this Annual Report on Form 10-K:

Name	Age	Position
Silvina Moschini	54	Chief Strategy Officer
Alex Konanykhin	59	Chairman of the Board and Chief Executive Officer
Andrew Winn	57	Chief Financial Officer
Alejandro Dominguez	56	Chief Investment Officer
Petr Smirnov	41	Chief Technology Officer
Deniece Ky	55	Principal Accounting Officer
Robert Newman	62	Director

Executive Officers and Directors

Silvina Moschini

Ms. Moschini is a Co-Founder of the Company and served as the Chairwoman and President of the Company since its founding in 2015. In December 2024, she resigned from her role as President, and was named CEO of the Company’s Unicorns Inc. subsidiary. In March 2025, Ms. Moschini resigned from the Board of Directors of the Company. She was re-elected to the Board in June 2025, and named Chief Strategy Officer in April 2026. Prior to her roles at the Company, Ms. Moschini was Vice President of Corporate Communications at Visa International from 2002 to 2003, where she developed the public relations function, further positioning Visa as one of the most globally valued brands. She joined Visa from Patagon.com, the Internet branch of Santander Central Hispano Group, where she was Vice President of Corporate Communications from 2001 to 2002. Prior to joining Patagon, Ms. Moschini was the Public Relations manager for Compaq Computer Corporation Latin America from 1999 to 2001, creating the Public Relations Department and supervising the implementation of the communications strategy in the region. Ms. Moschini is also the founder of SheWorks, Inc., where she has served as its Chief Executive Officer and a director since November 2016 and the founder of Yandiki, Inc., where she has served as its Chief Executive Officer and a director from August 2014 until June 2024 when Yandiki was merged into SheWorks. Ms. Moschini is also a board member, CEO, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. Ms. Moschini has a B.S. in public relations from Universidad Argentina de la Empresa (Buenos Aires, Argentina) and a degree in marketing from New York University. She also completed a master’s course in public relations from the University of Houston in Texas and graduate courses in web communications and social media at the Libera Università di Lingue e Comunicazione and the Università Commerciale Luigi Bocconi, both in Milan, Italy. Ms. Moschini was selected to serve on the board due to her extensive experience and leadership skills, including being responsible for developing the Company’s industry-leading operating platform.

Alex Konanykhin

Mr. Konanykhin is a Co-Founder of the Company and has served as the Chief Executive Officer and a director of the Company since its founding in 2015. Mr. Konanykhin was named Chairman of the Board on March 21, 2025, upon the resignation of Silvina Moschini from her role as Chairworman and resignation from the Board of Directors. Mr. Konanykhin is a serial entrepreneur, author and business expert. At the age of 23, he founded the Russian Exchange Bank, becoming one of the wealthiest men in post-Communist Russia. After defecting to the United States in 1992, he created KMGi in 1997, an international award-winning production studio that is widely recognized by leading publications such as Forbes and CNN as the “Future of the Internet” for innovative implementations of cutting-edge technology. KMGi developed a variety of businesses, including Intuic, Unicoin Inc., Yandiki, KMGi Studios, WikiExperts, ForWellConnected, Stock4Services and Services4Stock. He has also been a member of the board of directors of SheWorks, Inc. since 2016 and Yandiki, Inc. since 2014 and has served as the Chief Executive Officer and a member of the board of directors of Unicorns since November 2020. Most recently, Mr. Konanykhin has founded and become a board member, co-producer and co-star in the Company’s affiliated business reality show, Unicorn Hunters. He has an MBA from the Edinburgh Business School. Mr. Konanykhin is qualified to serve on the board with his significant sector experience and key leadership skills.

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

Alex Dominguez

Mr. Dominguez has served as Chief Investor Relations Officer since April 2022 and was promoted to Chief Investment Officer in December 2023. Mr. Dominguez was Executive VP of Corporate Development for the Company from March to April of 2022. He has held multiple sales management roles over the years in various large multinational pharmaceutical and biotech firms such as Sanofi Aventis and Abbott Labs. Most recently, from 2020 to 2022, he helped launch the world’s first FDA approved treatment for Peanut allergy while working for startup Aimmune Therapeutics which was bought out by Nestle Health Sciences in 2020. Prior to that, he spent six years at the largest manufacturer of generic pharmaceuticals at the time Teva Pharmaceuticals based in Israel. While at Teva, he helped grow worldwide market share of various respiratory and CNS drugs such as QVAR and AJOVY while a member of the sales and marketing team. Mr. Dominguez has also held Series 3, 7, 24, 30 and 63 FINRA securities licenses in the past and has five years of experience as a retail stockbroker in the US equities market. Mr. Dominguez received an MBA degree from Barry University in 1994with a concentration in Public Administration. He earned his undergraduate degree in Finance / International Business from Florida International University in 1991.

Petr Smirnov

Mr. Smirnov is a seasoned business technology executive with an extensive track record in aligning technology to business results, delivering enterprise solutions and implementing large-scale technology vision. Mr. Smirnov has served as the Chief Technology Officer for the Company since June 2015 (initially with KMGi Group, then TransparentBusiness, Inc.). He helped develop the original TransparentBusiness software for remote workforce management. He is managing development and applying of Web3 and blockchain technologies into company workforce. Mr. Smirnov attended the Taganrog State University of Radio Engineering from 2001 to 2006, where he received a Bachelor’s degree in Information Technologies.

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

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section describes the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers whom we refer to as our “named executive officers.” For the year ended December 31, 2025, our named executive officers were:

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alex Konanykhin	2025	316,000				14,306	330,306
Chief Executive Officer	2024	316,000	-			14,306	330,306

Silvina Moschini	2025	316,000				2,655	318,655
Chief Strategy Officer and Chief Executive Officer of Unicorns	2024	316,000	-			2,655	318,655

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

All Other Compensation

We issue unicoin rights to our executive officers as a form of other compensation. The amounts listed in the table above under the column “All Other Compensation” include the dollar value of the total unicoin rights each named executive officer received during the fiscal years ended 2025 and 2024.

We also offer participation in broad-based retirement, health and welfare benefit plans to all of our employees. We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. In addition, we do not provide perquisites to our named executive officers.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

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

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the year ended December 31, 2025. We do not have any formal agreements or arrangements with our non-employee directors to pay for their services. During the year ended December 31, 2025, Alex Konanykhin, our Chief Executive Officer, and Silvina Moschini, our Chief Strategy Officer and our Chief Executive Officer of Unicorns Inc. and our former President, also served as members of our board of directors. Mr. Konanykhin’s detailed compensation is described in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Robert Newman(1)	-	57,083	57,083

(1)	Mr. Newman was elected to serve on the Board of Directors, from November 2024.

Each member of the Board of Directors receives one hundred thousand (100,000) unicoin rights per month, which comprise the total compensation that each such member receives. The amounts listed in the table above represent the dollar value of the total unicoin rights each director received during the fiscal year ended 2025.

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

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2025. Applicable percentage ownership in the following table is based on 739,614,045 shares of common stock issued and outstanding as of the date hereof.

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

Unless otherwise indicated, the address for each listed stockholder is c/o Unicoin Inc., 228 Park Ave South 16065, New York, New York.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number	Percent
5% Stockholders:
Silvina Moschini	270,297,882	36.42%
Alex Konanykhin	266,207,848	35.87%
Named Executive Officers and Directors:
Silvina Moschini	270,297,882	36.42%
Alex Konanykhin	266,207,848	35.87%
Andrew Winn	3,461,425	*
Petr Smirnov	1,250,000	*
Alejandro Dominguez	176,667	*
Robert Newman	168,923	*
Deniece Ky	131,605	*

All current directors and executive officers as a group	540,694,350	72.99%

*	Denotes less than 1% beneficial ownership.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2025 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed $120,000; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

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

Director Independence

As of the date of this Annual Report on Form 10-K, the Company has three directors. Our director, Robert Newman, is an independent director. Therefore, the majority of the members of the board of directors as currently composed qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that a director is not, and has not been for at least three years, one of the Company’s employees and that neither the director, nor any of his or her family members, has engaged in various types of business dealings with us.

Item 14.	Principal ACCOUNTANT fees and services

The following table presents fees billed for professional audit services and other services rendered to the Company by Kreit & Chiu for the years ended December 31, 2025 and 2024, respectively. The dollar amounts in the table and accompanying footnotes are in thousands.

	2025	2024
Audit Fees (1)	$402	$378
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	-	-
Total	$402	$378

(1)	Audit Fees consist of fees billed for professional services rendered for the annual audit and quarterly reviews of the Company’s consolidated financial statements, as well as services that generally only the Company’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings.
(2)	Audit-related fees consist of fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees”.

PART IV

Item 15.	ExhibitS, FINANCIAL STATEMENTS Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

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

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
10.1	TV Series Producer Agreement, dated February 3, 2021, by and between Unicoin Inc., Unicorns, Inc. and Alexander Konanykhin*
10.3	Amendment to Share Exchange Agreement, effective on December 28, 2022, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan*
10.4	Amendment to Share Exchange Agreement, effective on December 31, 2025, by and between Unicoin Inc., ITSQuest, Inc., Sarah Reagan and Jeff Reagan
10.10	Board of Directors Services Agreement dated March 17, 2022 by and among TransparentBusiness, Inc., Rosa G. Rios and Red River Associates, LLC*
10.11	Indemnification Agreement dated March 17, 2022 by and between TransparentBusiness, Inc. and Rosa G. Rios*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

Item 16.	fORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unicoin Inc.

Date: April 1, 2026	By:	/s/ Alex Konanykhin
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

SIGNATURE	TITLE	DATE

/s/ Alex Konanykhin	Chief Executive Officer and Chairman of the Board	April 1, 2026
Alex Konanykhin	(principal executive officer)

/s/ Andrew Winn	Chief Financial Officer	April 1, 2026
Andrew Winn	(principal financial officer)

/s/ Silvina Moschini	Director	April 1, 2026
Silvina Moschini

/s/ Robert Newman	Director	April 1, 2026
Robert Newman