Form 10-Q
period 2026-03-31
TransparentBusiness, Inc.
filed 2026-05-15
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

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

As of May 15, 2026, there were 742,679,936 shares of the Registrant’s common stock outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of TransparentBusiness, Inc. (hereinafter referred to as “TransparentBusiness”, “we”, “our”, or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Quarterly Report on Form 10-Q, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties. There are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$2,384,779	$1,238,462
Accounts receivable, net
Trade receivables payable in cash	100,398	219,973
Receivable from affiliates	112,341	51,787
Prepaid expenses and other current assets	744,163	498,235
TOTAL CURRENT ASSETS	3,341,681	2,008,457
Property and equipment, net	10,752	13,057
Investments in land	58,975	58,975
Intangible assets, net	37,266	5,389
Investments in privately-held companies	7,865,528	7,865,528
Receivable from a Related Party	543,651	-
Other assets	4,073	3,900
TOTAL ASSETS	$11,861,926	$9,955,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$555,419	$1,135,345
Non-cash payables	75,000	11,500
Income tax payable	2,648	2,648
Accrued expenses	2,914,254	4,217,819
Accrued payroll liabilities	560,293	514,174
Deferred revenue	788	1,039
Short-term debt	1,622,350	2,305,782
Other current liabilities	557,274	562,299
TOTAL CURRENT LIABILITIES	6,288,026	8,750,606
Unicoin Rights financing obligation	119,794,346	112,923,853
TOTAL LIABILITIES	126,082,372	121,674,459

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 783,707,180 and 783,690,180 issued; 742,179,936 and 742,165,436 outstanding, net of treasury stock at March 31, 2026 and December 31, 2025, respectively	783,707	783,690
Treasury stock, at cost; 41,527,244 and 41,524,744 shares at March 31, 2026 and December 31, 2025, respectively	(4,089,669)	(4,088,694)
Additional paid-in capital	77,052,145	77,021,362
Accumulated deficit	(182,193,364)	(179,723,505)
TOTAL TRANSPARENTBUSINESS, INC. STOCKHOLDERS’ DEFICIT	(108,447,181)	(106,007,147)
Noncontrolling interest	(5,773,265)	(5,712,006)
TOTAL STOCKHOLDERS’ DEFICIT	(114,220,446)	(111,719,153)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,861,926	$9,955,306

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
REVENUES	$243,413	$647,765
COST OF REVENUES	202,446	528,173
GROSS PROFIT	40,967	119,592
OPERATING COSTS AND EXPENSES
General and administrative	1,813,522	1,956,106
Sales and marketing	915,099	177,644
Research and development	39,300	-
TOTAL OPERATING COSTS AND EXPENSES	2,767,921	2,133,750
LOSS FROM OPERATIONS	(2,726,954)	(2,014,158)
Interest income (expense), net	136,456	(38,739)
Other income (expense), net	60,180	(1,676)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,530,318)	(2,054,573)
Income tax (expense) benefit	(800)	-
NET LOSS FROM CONTINUING OPERATIONS	(2,531,118)	(2,054,573)
Less: Net loss from discontinued operations	-	(58,103)
NET LOSS	$(2,531,118)	$(2,112,676)
Less: net income (loss) attributable to the noncontrolling interest	(61,259)	(74,665)
NET LOSS ATTRIBUTABLE TO TRANSPARENTBUSINESS, INC.	$(2,469,859)	$(2,038,011)
Net loss per share from continuing operations, basic and diluted	$(0.00)	$(0.00)
Net loss per share from discontinued operations and divestiture of discontinued operations, basic and diluted	$-	$(0.00)
Net loss per share attributable to TransparentBusiness, Inc., basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,174,319	740,438,112

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	TransparentBusiness, Inc. Stockholders’ Equity	TransparentBusiness, Inc. Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	(Deficit)
Balance as of December 31, 2024	781,065,752	$781,066	$74,714,958	(41,451,707)	$(4,074,110)	$(166,330,117)	$(94,908,203)	$(737,638)	$(95,645,841)
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Issuance of common stock	1,760,106	1,760	1,757,000	-	-	-	1,758,760	-	1,758,760
Repurchase of common stock	-	-	-	(22,006)	(3,547)	-	(3,547)	-	(3,547)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,038,011)	(2,038,011)	(74,665)	(2,112,676)
Balance as of March 31, 2025	782,845,442	$782,846	$76,485,309	(41,473,713)	$(4,077,657)	$(168,368,128)	$(95,177,630)	$(812,303)	$(95,989,933)

Balance as of December 31, 2025	783,690,180	$783,690	$77,021,362	(41,524,744)	$(4,088,694)	$(179,723,505)	$(106,007,147)	$(5,712,006)	$(111,719,153)
Issuance of common stock	17,000	17	30,783	-	-	-	30,800	-	30,800
Repurchase of common stock	-	-	-	(2,500)	(975)	-	(975)	-	(975)
Net Loss	-	-	-	-	-	(2,469,859)	(2,469,859)	(61,259)	(2,531,118)
Balance as of March 31, 2026	783,707,180	$783,707	$77,052,145	(41,527,244)	$(4,089,669)	$(182,193,364)	$(108,447,181)	$(5,773,265)	$(114,220,446)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net loss and Comprehensive Loss	$(2,531,118)	$(2,112,676)
Plus: Net loss from discontinued operations	-	58,103
Net loss from continuing operations	(2,531,118)	(2,054,573)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on Accounts Payable Settlement	(75,209)	-
Stock-based compensation expense	-	13,371
Operating expenses paid with Unicoin Rights	145,280	79,145
Net operating expenses paid with digital assets, net of customer payments with digital assets	160,983	82,936
Transaction (gain) loss on reacquisition of rights	-	(7,052)
Impairment and write-off of digital assets	5,472	-
Depreciation and amortization expense	2,804	3,054
Credit loss expense	10,000	19,562
Non-cash operating lease expense	-	13,730
Interest income from the five-year deferred payment plan	(173)	(173)
Changes in operating assets and liabilities:
Trade receivables payable in cash	119,575	(42,696)
Prepaid expenses and other current assets	(111,764)	(134,784)
Other assets	(60,554)	122,313
Accounts payable	(548,717)	(97,715)
Accrued expenses and accrued payroll liabilities	(1,206,150)	(495,763)
Deferred revenue	(250)	4,059
Operating lease liabilities	-	(14,312)
Other liabilities	(201,154)	32,456
Net cash used in operating activities	(4,290,975)	(2,476,442)
Net cash provided by operating activities – discontinued operations	-	129,022

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of intangible assets – trademark	(30,000)	-
Loan Provided to Related Party	(543,651)	-
Sale of intangible assets – digital assets	-	7,254
Purchase of USDT and USDC	-	(89,361)
Net cash used in investing activities	(573,651)	(82,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	25,168	-
Payment of short-term debt	(25,000)	-
Net proceeds from sales and repurchases of Unicoin Rights	5,979,975	847,680
Proceeds from issuance of common stock	30,800	1,757,046
Net cash provided by financing activities	6,010,943	2,604,726

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,146,317	175,199
CASH AND CASH EQUIVALENTS—Beginning of period	1,238,462	2,598,208
CASH AND CASH EQUIVALENTS—End of period	$2,384,779	$2,773,407

Supplemental Non-Cash Disclosures:
Issuance of common stock in exchange of digital assets, USDT and USDC	$-	$26,134
Market value of digital assets received as proceeds from sales of unicoin rights	$171,784	$7,254
Expenses paid by the Company on behalf of related parties	$60,554	$4,411

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 1 – ORGANIZATION AND OPERATIONS

Description of Business

TransparentBusiness, Inc. (“TransparentBusiness” or the “Company”) is a Delaware corporation incorporated in 2015. The Company operates a Software-as-a-Service (“SaaS”) and Talent-as-a-Service (“TaaS”) platform through a wholly owned subsidiary and, until December 31, 2025, also held a majority interest in a staffing agency (ITSQuest, Inc.). In addition, the Company is the majority owner of Unicorns, Inc., a media production company that produces Unicorn Hunters, a business and investing reality show.

On August 28, 2025, the Company notified its existing investors that it had postponed its initial coin offering of unicoins in order to conduct a thorough review of its public statements, offering materials and its business in general. The Company conducted a thorough review of its compliance with applicable regulatory requirements with the assistance of a leading national law firm.

On December 31, 2025, the Company divested its controlling interest in ITSQuest pursuant to the terms of the Share Exchange Agreement, resulting in the loss of control and deconsolidation of ITSQuest as of that date. Consequently, management has recasted TransparentBusiness’s historical financial statements for all periods presented, reclassifying all financial results associated with ITSQuest into discontinued operations.

Subsidiaries Outside of the United States

Outside of the United States, the Company has formed a subsidiary for the purposes of holding specific parcels of real estate. This “real estate subsidiary” includes Unicoin LATAM C.A. (organized in Venezuela). Operations in this entity from formation through the date of these consolidated financial statements was de minimis.

Unicorns Media Group Ltd.

While the Company does not hold any ownership interest in Unicorns Media Group Ltd (a company organized under the laws of the United Kingdom), the Company’s subsidiary, Unicorns Inc., may be entitled to receive economic benefits pursuant to a licensing agreement between Unicorns Inc. and Unicorns Media Group Ltd. Pursuant to the terms of the licensing agreement, Unicorns Inc. is entitled to seventy percent (70%) of the revenues generated by Unicorns Media Group Ltd in connection with show productions, including revenues from advertisements, sponsorships, ticket sales, merchandising, and distribution. TransparentBusiness, Inc. owns 71.88% of the outstanding shares of Unicorns Inc., and may therefore indirectly benefit from the revenues received by Unicorns Inc. under the licensing arrangement.

Unicoin International Inc.

TransparentBusiness, Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated (through common ownership as Alex Konanykhin and Silvina Moschini each own 50% of UII) but distinct legal entities, with UII operating as an affiliate of TransparentBusiness. TransparentBusiness provides various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. Under the agreement, UII compensates TransparentBusiness for these services and may also, at its discretion and subject to applicable law, provide UIT tokens as further consideration. Although the two entities collaborate closely and share resources, UII maintains operational and legal independence from TransparentBusiness, and the shared personnel remain solely employed or contracted by TransparentBusiness, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

Token Structure

In addition to the businesses it operates through its subsidiaries, the Company tokenized a token called unicoin. While earlier statements contemplated the potential for unicoins to be supported by reference to certain assets, the Company is currently reassessing this approach in light of evolving regulatory guidance from the U.S. Securities and Exchange Commission. The Company has reviewed and updated its approach to the unicoin token structure in light of evolving regulatory commentary and internal strategic considerations. While prior communications referenced the potential for unicoins to be “asset-backed” or collateralized, the Company has clarified that it does not intend to collateralize the tokens or tie them to any specific pool of assets. Instead, the Company intends to use part of the token-related proceeds to invest in equity or other assets expected to support long-term token value. The Company does not intend to imply collateralization, guaranteed redemption rights, or that unicoins represent ownership interests in such assets. The Company plans to further clarify its terminology in future offering documents and marketing materials to ensure transparency and investor understanding.

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

The Company incurred net losses from continuing operations of $(2,531) thousand and $(2,055) thousand for the three months ended March 31, 2026 and 2025, respectively. Total income (loss) from discontinued operations, including the divestiture of discontinued operations, amounted to $0 thousand and $(58) thousand for the three months ended March 31, 2026 and 2025, respectively. The Company had net cash used in operating activities of $(4,940) thousand and $(2,477) thousand for the months ended March 31, 2026 and 2025, respectively. The Company had an accumulated deficit of $(182,193) thousand and $(179,724) thousand as of March 31, 2026 and December 31, 2025, respectively, and expects to incur additional significant losses in the future.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, BASIS OF PRESENTATION AND OTHER BROAD DISCLOSURES

Significant Accounting Policies

There have been no material changes to our significant accounting policies and effect of recent accounting pronouncements to the Company’s consolidated financial statements from our Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

The condensed consolidated financial statements include the accounts of TransparentBusiness, Inc. and its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

Cash in Excess of FDIC Insured Amounts

As of March 31, 2026 and December 31, 2025, the Company had $1,884 thousand and $693 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

Concentrations of Revenues and Accounts Receivable

The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Three Months Ended March 31,
Customer Reference	2026	2025
Customer A	52%	31%
Customer B	22%		*

*	Revenue from this customer did not amount to 10% or more of total revenues during the period reported.

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	March 31, 2026	December 31, 2025
Customer A	46%	26%
Customer B	24%		*

*	Accounts Receivable from this customer did not amount to 10% or more of Accounts Receivable as of the period reported.

Advertising Expenses

During the three months ended March 31, 2026 and 2025, the Company incurred advertising expenses of $727 thousand and $20 thousand, respectively, of which $67 thousand and $4 thousand were paid for by exchanging unicoin rights with such fair value.

Depreciation and Amortization Expense

The Company’s depreciation and amortization expense consisted of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
Amortization expense from acquisition related intangible assets	$500	$-
Depreciation expense from property and equipment	2,304	3,054
Total depreciation and amortization expense	$2,804	$3,054

NOTE 3 – FAIR VALUE MEASUREMENT

The value of stablecoins classified within the prepaid and other current assets line item in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 was $158 thousand and $26 thousand, respectively. Stablecoins are a type of digital asset designed to maintain a steady value by being pegged to a reserve asset, such as the US dollar, typically on a 1-to-1 basis.

The market value of the Company’s digital assets classified within intangible assets – digital assets in the condensed consolidated balance sheets, based on quoted prices on active exchanges, was approximately $8 thousand and $5 thousand as of March 31, 2026 and December 31, 2025, respectively.

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

NOTE 4 – INTANGIBLE ASSETS, AND STABLECOINS

The Company’s intangible assets consist of the following:

	March 31, 2026	December 31, 2025
Trademarks	$29,500	$-
Digital assets	7,766	5,389
Total intangible assets, net	$37,266	$5,389

Intangible Assets - Trademarks

During the three months ended March 31, 2026, the Company acquired trademark for a total purchase price of $30,000. This asset is classified within intangible assets on the condensed consolidated balance sheets and is being amortized over its estimated useful life of ten years. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible Assets - Digital Assets

During the three months March 31, 2026 and 2025, the Company received digital assets as consideration from investors for the purchases of unicoin rights, common stock and private placement unsecured notes issued by the Company. Unicoin Rights are more fully discussed in Note 6. The Company utilized $161 thousand and $109 thousand of its digital asset holdings for vendor payments during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded $5 thousand and $0 thousand, respectively, of impairment losses on such digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations and comprehensive loss.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings:

	March 31, 2026	December 31, 2025
Bitcoin (BTC)	$-	$1,921
Ethereum (ETH)	7,766	3,468
Total	$7,766	$5,389

				Three Months Ended March 31,
	Ethereum	USD Coin	Tether	2026	2025
Beginning balance	$3,468	-	1,921	5,389	$85,653
Received as consideration in sales of unicoin rights	11,317	171,785	119,896	302,998	5,020
Vendors payments	-	(101,983)	(59,000)	(160,983)	(109,054)
Received as consideration in sales of common stock	-	-	-	-	26,134
Proceeds from disposal of digital assets	-	-	-	-	82,107
Write-off and impairment	(5,466)	-	(6)	(5,472)	-
Fees and other	(1,553)	(69,802)	(62,811)	(134,166)	(11,461)
Ending balance	$7,766	-	-	7,766	$78,399

The table above presents all balances included within the Company’s intangible assets line item on the consolidated balance sheets, based on quoted prices from active exchanges. The table also includes separate columns for transactions involving Tether (“USDT”) and USD Coin (“USDC”). USDT and USDC are stablecoins, digital assets designed to maintain a stable value by being pegged to the U.S. dollar and supported by underlying reserves. Due to these characteristics, applicable accounting guidance indicates that stablecoins are not accounted for as intangible assets, but rather as financial assets. Accordingly, these balances are excluded from intangible assets and are recorded within Prepaid Expenses and Other Current Assets on the consolidated balance sheets. The Company has included these columns to provide additional transparency given its routine engagement in transactions involving both digital assets accounted for as intangible assets and stablecoins. The value of stablecoins classified as other current assets as of March 31, 2026 and December 31, 2025 was $158 thousand and $26 thousand, respectively.

Stablecoins Classified Within Prepaid and Other Current Assets

The value of stablecoins classified within the prepaid and other current assets line item in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 was $158 thousand and $26 thousand, respectively.

In March 2026, the Company established a liquidity pool for its native token, UNCN, on the Uniswap v3 decentralized exchange. In connection with this activity, the Company contributed approximately $44 thousand of USDT, transferred from its custodial wallet, and issued 200 thousand UNCN tokens, which were paired and deposited into the liquidity pool to facilitate market trading. The Uniswap protocol operates using an automated market maker model, whereby the pool serves as liquidity for third-party participants to transact in UNCN against USDT, resulting in ongoing fluctuations in the relative quantities of each asset based on market activity. Upon deposit, the Company received a non-fungible token representing its liquidity position, which was subsequently transferred to an independent smart contract operated by a third-party protocol that enforces a contractual lock-up period of approximately 365 days, expiring in March 2027. As USDT is a U.S. dollar-pegged stablecoin that meets the definition of a financial asset under U.S. GAAP, the Company continues to classify its USDT contribution within Other Current Assets on the condensed consolidated balance sheet. As of March 31, 2026, activity within the liquidity pool was de minimis. The Company is evaluating the appropriate accounting treatment for subsequent changes in the liquidity position, including the impact of trading activity within the pool.

NOTE 5 – DEBT

As of March 31, 2026 and December 31, 2025 the Company held short-term debt of $1,622 thousand and $2,306 thousand, respectively. The Company did not hold any long-term debt as of March 31, 2026 or December 31, 2025. The short-term debt bears interest at a rate of 20.0% per annum, payable at maturity, and matures one year from issuance unless the holder elects to extend the maturity for an additional year. Prepayment is not permitted.

The short-term debt generally ranks pari-passu relative to other unsecured obligations. As of March 31, 2026, $1,607 thousand and $15 thousand of short-term debt was payable during the year ended December 31, 2026 and December 31, 2027, respectively, to the extent holders do not elect to extend one additional year.

Interest expense on short-term debt of $62 thousand and $6 thousand was incurred during the three months ended March 31, 2026 and 2025, respectively, and was recorded as accrued expenses in the consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the short-term debt internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the short-term debt as of March 31, 2026 approximates their carrying amounts.

Of the amount outstanding as of December 31, 2025, $684 thousand was subsequently repaid through settlement with the lender via the issuance of Unicoin Rights, which were measured at a fair value equal to the carrying amount of the debt extinguished.

NOTE 6 – UNICOIN RIGHTS FINANCING OBLIGATION

As of March 31, 2026 and through the filing date of these consolidated financial statements, the Company has not issued any unicoins to holders of Unicoin Rights to satisfy any of its obligation accrued to date. There is no assurance as to whether, at what amount, or on what terms unicoins will be available for issuance, if at all, to satisfy the Unicoin Rights Financing Obligation.

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

There are currently 75,973 total holders of unicoin rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins of 69,482, and 6,491 purchasers worldwide. Of these, 1,748 are US Citizen investors (26.93% of purchasers), and 4,743 (6.24% of holders) are non-US citizens or were not verified (73.07%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, purchased their coins after unicoin was deemed by the Company to not be securities, or were given unicoin rights for free, and thus were not sold unicoin rights.

As of March 31, 2026 and December 31, 2025, the Company has issued rights to acquire 7.9 billion and 7.2 billion unicoins, respectively. As of March 31, 2026 and December 31, 2025, the outstanding financing obligation related to unicoin rights was $119,794 thousand and $112,924 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to launch the unicoin & deliver them to Unicoin rightsholders, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the unicoin rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the three months ended March 31, 2026 and 2025, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $145 thousand and $79 thousand, respectively.

The following table summarizes the components of the unicoin rights financing obligation recorded on the Company’s consolidated balance sheet as of March 31, 2026 and December 31, 2025:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature/Category of		March 31, 2026		December 31, 2025
Unicoin Right Holder	Form of Consideration	Units	Amount	Units		Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,909,460,360	$46,754,896	1,907,940,360		$46,718,121
Sales to Investors	Cash, Digital Assets	740,461,000	7,828,050	-		-
TransparentBusiness, Inc. Shareholders	Non-Cash Dividends	726,189,126	72,619	726,189,126		72,619
Employee, Contractors, Directors	Discretionary Compensation	522,395,275	52,240	522,395,275		52,240
Service Providers, Influencers and Employees	Services and Employee Labor	279,160,579	37,458,845	277,939,246		37,382,565
Subtotal		4,177,666,340	$92,166,650	3,434,464,007		$84,225,545
ITSQuest Contingent Divestiture Amendment	Contract Amendment	22,000,000	2,570,000	22,000,000		2,570,000
Five-Year Deferred Payment Plan	Cash	3,278,495,501	22,453,221	3,280,015,501	*	22,488,204
Ten-Year Prepaid Plan	Cash	3,985,713	1,160,793	7,714,046	*	2,196,422
Asset Swap and related commission	Land	464,896,751	1,443,682	464,896,751		1,443,682
Total		7,947,044,305	$119,794,346	7,209,090,305		$112,923,853

*	Unicoin Rights certificates for Units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.

Sales to Investors

As of March 31, 2026 and December 31, 2025, the unicoin rights financing obligation associated with sales to Investors amounted to $54,583 thousand and $46,718 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of unicoin rights have a reasonable right to either 1) receive the number of unicoins specified in their unicoin rights agreement upon the future launch of the unicoin or 2) a refund of the amount invested in anticipation of the future and launch of unicoins. Therefore, all amounts received from sales to Investors have been recorded as a unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of unicoin rights, prior to finalizing any plan to market and sell rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such rights. As a result, the Company has ascribed a de minimis value to all unicoin rights issued to shareholders on February 10, 2022. As of March 31, 2026 and December 31, 2025, the unicoin rights financing obligation associated non-cash dividend of unicoin rights amounted to $73 thousand and $73 thousand respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the unicoin rights agreement, on a per unicoin right basis, the amount that holders would be entitled to if the unicoin is not ultimately launched is de minimis in relation to the actual fair value per unicoin right. As of March 31, 2026 and December 31, 2025, the unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $52 thousand, respectively.

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

Similar to investors, service providers exchanged a specified, negotiated value relating to services provided to the Company in exchange for unicoin rights and have the right to receive either 1) the negotiated number of unicoins upon launch, or 2) payment of cash equivalent to the value of services provided. In addition, from time to time the Company engages Influencers to promote unicoins and/or the Unicorn Hunters show in exchange for unicoin rights. The form of Influencer engagement may include promoting TransparentBusiness in a social media post, making brief reference in a speech, posting about TransparentBusiness on a website or any other media form.

These contracts do not specify the value of services rendered by the Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of March 31, 2026 and December 31, 2025, the unicoin rights financing obligation associated with unicoin rights issued to service providers, influencers and employees amounted to $37,459 thousand and $37,383 thousand, respectively.

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

The following table summarizes the pledged collateral pursuant to the deferred payment plan outstanding as of March 31, 2026 and December 31, 2025, based on the estimated fair value of such collateral at the time it was submitted:

	Estimated Fair Value of Collateral at Date Submitted
Form of Collateral Received	Outstanding as of March 31, 2026	Outstanding as of December 31, 2025
Cash	$570,506	$572,506
Digital Assets	97,996	97,996
Non-TransparentBusiness, Inc. Stock	1,769,980	1,769,980
TransparentBusiness, Inc. Shares of Common Stock	3,584,668	3,585,668
Unicoin Rights	30,452,967	30,452,967
Real Estate	15,176,914	15,176,914
Total	$51,653,031	$51,656,031

In accordance with U.S. GAAP, only cash and digital assets pledged as collateral were recognized on the Company’s consolidated balance sheets because they were deposited in accounts controlled by the Company, while the other forms of collateral received were not recorded as assets of the Company. The fair value of the collateral received by Company were determined as follows:

○	Cash – Fair value is based on the amount of cash received by the Company at the time the collateral was submitted.

○	Digital Assets – Fair value was determined based on quoted prices on active exchanges at the date the digital assets were submitted as collateral. Such amounts are not remeasured at subsequent reporting dates.

○	Non-TransparentBusiness, Inc. Stock – Fair value was determined based on quoted prices on active exchanges at the date the shares were submitted as collateral and is not adjusted for changes in market value after submission.

○	TransparentBusiness, Inc. Common Stock – Fair value was determined based on the fair value of the Company’s common stock at the date the shares were submitted as collateral, with assistance from a third-party valuation firm. The fair value is not subsequently remeasured.

○	Unicoin Rights – Fair value was determined based on the estimated fair value of unicoin rights at the date the rights were submitted as collateral, with assistance from a third-party valuation firm. The carrying value remains unchanged after submission.

○	Real Estate – Fair value is determined based on third-party appraisals or price opinions obtained at or near the date the real estate collateral was submitted. The Company does not remeasure the fair value of such collateral at subsequent reporting dates.

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

	March 31, 2026	December 31, 2025
Cash Receipts	$920,000	$1,759,500
Accrued Interest	240,793	436,922
Unicoin Rights financing obligation, Ten-Year Prepaid Plan	$1,160,793	$2,196,422

After five years following the deposit (the “interest vesting date”), a portion of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of unicoins. The remaining proceeds did not include a contractual interest rate. Proceeds subject to contractual interest are as follows:

	March 31, 2026	December 31, 2025
Proceeds subject to interest	$772,500	$1,513,000
Exempt from contractual interest	147,500	252,500
Total	$920,000	$1,765,500

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

Asset Swap Agreement and Related Commission

The Company records assets on the consolidated balance sheets for the fair value (as determined by a third-party specialist) of land and mining rights received in exchange of unicoin rights. The Company recorded investments in land and mining rights assets, and the respective unicoin rights financing obligation from asset swap agreements as of March 31, 2026, as follows:

Investment in Land/Unicoin Right Financing Obligation
Eco Club, Venezuela	$1
Vacant Land, California City	4,244
7R-Ranch, Texas	54,730
Investments in land	58,975
Commissions for asset swap agreements paid with unicoin rights	180,959
Unicoin Rights financing obligation from asset swap agreements	$239,934

The following items include descriptions of the assets included in the table above:

-	Eco Club, Venezuela - On October 9, 2024, the Company entered into an asset swap agreement with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 unicoin rights in exchange for real estate assets consisting of 175,265 square meters of land, located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela. In March 2025, the Company completed its due diligence, released 1,746,497 unicoin rights and received the title for the real estate assets.

-	Vacant Land, California City - On February 9, 2025, the Company entered into an asset swap agreement with Vessa Jenine Rinehart-Phillips, a U.S. Citizen, wherein the Company agreed to provide a total of 747,600 unicoin rights in exchange for real estate assets consisting of vacant land in the city of California City.

-	Mining rights, Argentina - On August 7, 2024, TransparentBusiness entered into an asset swap agreement with Electroquimica del Neuquen S.A., an Argentine corporation (the “Argentina Seller”), pursuant to which the Argentina seller acquired rights to obtain 420,000,000 unicoin rights from the Company in exchange for the disposition of certain real estate assets described in the asset swap agreement (the “Argentina Real Estate Assets”) of the Argentina seller to the Company (the “Argentina Transaction”).

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

-	7R-Ranch - Texas - In 2025, TransparentBusiness entered into an asset swap agreement with Randal P. Shaffer, a citizen from the United States, pursuant to which the Randal Investor acquired rights to obtain 153,244 unicoin rights from the Company in exchange for the disposition of certain real estate assets described in the asset swap agreement of the Randal Investor to the Company.

Unicoin Rights Issued to Related Parties

The unicoin rights issuances discussed above include a total of 1,287 million unicoin rights valued at $4,818 thousand and 1,287 million unicoin rights valued at $4,815 thousand, which represent the cumulative amounts issued to related parties during the months ended March 31, 2026 and December 31, 2025. The composition of these is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		March 31, 2026		December 31, 2025
Nature/Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	54,006,000	$46,200	54,006,000	$46,200
TransparentBusiness, Inc. Shareholders (Dividends)	Officers and Directors	549,753,656	54,975	549,753,656	54,975
Discretionary Awards	Officers, Directors & their Families	178,244,908	18,317	178,244,908	18,317
Consideration for Services	Officers, Directors & their Families	12,875,404	1,675,818	12,575,404	1,672,818
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	22,000,000	2,570,000	22,000,000	2,570,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	469,999,900	452,500	469,999,900	452,500
Total		1,286,879,868	$4,817,811	1,286,579,868	$4,814,811

Other Matters

As of March 31, 2026 and December 31, 2025, the Company had $273 thousand and $1,418 thousand, respectively, of cash deposits pursuant to completion of the due diligence process required before issuance of unicoin right certificates. This amount is included in other current liabilities on the consolidated balance sheet and in proceeds from sales of unicoin rights on the consolidated statements of cash flows.

Transaction Loss on Repurchase of Unicoin Rights

During the three months ended March 31, 2026 and 2025, the Company recorded a transaction gain/(loss) on repurchase of unicoin rights amounting to $0 thousand and $7 thousand, respectively.

-	During the three months ended March 31, 2026 and 2025, the transaction gain/(loss) included $0 thousand and $7 thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration. This component of the transaction loss results from differences between the fair value of the unicoin rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such unicoin rights.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 783,707,180 and 783,690,180 shares of common stock issued and 742,179,936 and 742,165,436 outstanding, net of treasury stock, as of March 31, 2026 and December 31, 2025, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the three months ended March 31, 2026, the Company raised $31 (of which $31 was raised in cash) thousand via a series of funding rounds as follows:

Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	2,000	$0.40	$800
Round 9	15,000	2.00	30,000
Total stock issued	17,000		$30,800

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

Repurchases of Common Stock

During the three months ended March 31, 2026, the Company repurchased 2,500 common stock shares in exchange for consideration of $1 thousand, which were recorded as treasury stock.

Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

NOTE 8 – STOCK-BASED COMPENSATION

The following table summarizes the source and classification of the Company’s stock-based compensation expense:

	Classification in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
Source of Stock-Based Compensation Expense		2026	2025
Stock Options		-	-
Restricted stock units	General and administrative	-	13,371
Total Stock-based compensation		$-	$13,371

Restricted Stock Units (“RSUs”) Classified as Equity

Stock-based compensation expense from RSU’s for the three months ended March 31, 2026 and 2025, amounted to $0 thousand and $13 thousand, respectively.

Stock Options

The following is a summary of stock option activity and related information for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Beginning balance January 1, 2026	55,110,881	$0.031	4.61	$2,121,886
Granted	-	-	-	-
Exercised	-	-	-	-
Adjustments	-	-	-	-
Ending balance March 31, 2026	55,110,881	$0.031	4.31	$2,550,841
Vested and exercisable as of March 31, 2026	55,110,881	$0.031	4.31	$2,550,841

As of March 31, 2026 and December 31, 2025, there was no unrecognized stock-based compensation for stock options because all outstanding shares were fully vested. For the three months ended March 31, 2026 and 2025, there was no stock-based compensation for stock options.

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

The following table summarizes information about the warrants as of and for the three months ended March 31, 2026:

	Equity Classified	Weighted Average Grant Date Fair Value
Beginning balance - January 1, 2026	9,800,000	$0.01
Granted	-
Exercises	-
Forfeited	-
Ending balance - March 31, 2026	9,800,000	$0.01

NOTE 10 – DISCONTINUED OPERATIONS

Upon the expiration of the Share Exchange Agreement (“SEA”) and the Company’s election not to extend the term thereof, the ITSQuest, Inc. (“ITSQuest”) business met the criteria for classification as discontinued operations as of December 31, 2025. In accordance with ASC 205-20, Discontinued Operations, the Company evaluated the divestiture of its staffing and human capital management business as a single plan of a strategic shift that had a major effect on the Company’s operations and financial results.

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

Financial Results of Discontinued Operations:

The following table summarizes the results of operations for the ITSQuest business for the three months ended March 31:

2025
Total Revenues	$3,904,425
Cost of Sales	(3,165,585)
Gross Profit	738,840
Operating Expenses	(826,404)
Operating Loss	(87,564)
Interest Income	20,910
Net Loss from Discontinued Operations	(66,654)
Income Tax	8,551
Net loss from Discontinued Operations	$(58,103)

The following is a summary of assets and liabilities attributable to discontinued operations:

March 31, 2025
ASSETS
Cash and equivalents	$1,833,981
Accounts receivable, net	1,803,596
Prepaid and other current assets	76,374
Indemnification asset (*)	5,263,048
Property, Plant and Equipment — Net	2,491
Intangible — Net	2,243,822
Right of Asset	134,084
Goodwill	3,865,695
Total Assets, discontinued operations	$15,223,092
LIABILITIES
Accounts payable and accrued liabilities	$389,354
Lease Liability	84,705
Other Liability	361,541
Deferred Tax liability(*)	5,038,044
TOTAL LIABILITY	$5,873,643

(*)	The Company was previously the primary obligor for certain historical tax liabilities associated with the ITSQuest business. These obligations, along with the related indemnification rights, were transferred to the sellers upon the effective date of the divestiture. As of March 31, 2025, the Company had a Deferred Tax Liability of $5,038,044 related to a New Mexico Gross Receipts Tax assessment and a corresponding Indemnification Asset of $5,263,048. Because these items were components of the ITSQuest disposal group prior to the loss of control, they are included within the major classes of assets and liabilities of discontinued operations in the 2025 Consolidated Balance Sheet presented above.

In accordance with ASC 205-20, the Company’s policy is to allocate interest expense to discontinued operations only to the extent that the debt is specifically identifiable to the operations of the discontinued component or is required to be repaid as a result of the disposal transaction. For the months ended March 31, 2026 and 2025, the Company determined that no interest expense was attributable to ITSQuest. All outstanding debt and associated interest expenses during these periods related to corporate-level financing facilities held by the Parent, which were not required to be repaid as a result of the divestiture.

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

Finch, et al. v. Unicoin Inc. f/k/a TransparentBusiness, Inc. On September 24, 2025, a putative class action complaint (the “Finch complaint”) was filed in the United States District Court for the Southern District of New York against Unicoin and certain current and former officers, captioned Finch, et al. v. Unicoin Inc., et al., Case No. 1:25-cv-07939.

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

Additional Pending Litigation

In addition to the SEC litigation described above, the following legal matters are currently pending:

Jovan Tadic v. Unicoin Inc. and Alex Konanykhin, Superior Court of California, County of Contra Costa, Case No. C24-02710: Tadic, by assignment from a third party, alleges Unicoin failed to deliver over one million tokens and certain equity interests. The complaint includes claims for breach of contract and alter ego liability and seeks declaratory and monetary relief. The defendants dispute the claims. The matter remains pending. The outcome of this case could result in monetary liability or reputational impact for Unicoin.

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

On March 28, 2026, the parties entered into a settlement agreement resolving all claims asserted in the action without any admission of liability or wrongdoing by the defendants. Pursuant to the settlement, the Company agreed to (i) issue or transfer 500,000 shares of common stock, which had a total estimated fair value of approximately $30 thousand as of the settlement date; (ii) issue or transfer 500,000 unicoins, which had a total estimated fair value of approximately $5 thousand as of the settlement date; and (iii) pay $15 thousand to Mr. Pickholz’s legal counsel for attorneys’ fees and expenses. Upon completion of the settlement obligations, the litigation will be dismissed with prejudice.

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

Litigations that have been settled by the Company

The following legal matters were settled by the Company during the year ended December 31, 2025:

BeeFree, LLC v. Unicoin Inc. and Silvina Moschini, United States District Court for the Southern District of Florida, Case No. 0:24-cv-22408-ALTMAN/LETT: In September 21, 2024, BeeFree, LLC filed a lawsuit against Unicoin Inc. and Silvina Moschini. The parties have now entered into a Settlement and Release Agreement dated June 20, 2025, resolving all claims. Under the agreement, Unicoin agreed to pay $200,000 in eight installments through March 2027 and to transfer 350,000 Unicoin tokens to BeeFree within ten days of executing a related purchase agreement. The Company intends to comply fully with the agreement and the matter will be dismissed with prejudice. The settlement resolves all claims related to the case.

Christopher DiFonzo v. Unicoin Inc. and Alex Konanykhin, United States District Court for the Southern District of New York, Case No. 25-cv-2600: Plaintiff alleges that Unicoin and its CEO failed to compensate him for services rendered in connection with cryptocurrency compliance and business development. Claims include breach of contract and failure to reimburse expenses. On October 28, 2025, the Company settled the matter by agreeing to make a cash payment of $39 thousand within 60 days and by issuing 200,000 Unicoin Rights to the plaintiff. If Unicoin conducts an ICO issuing more than 25 billion unicoins, it will deliver additional tokens to the plaintiff to maintain the intended proportional ratio of 200 thousand-to-25 billion. This settlement fully resolves all claims in the case.

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

Asset Swap Agreements

As of December 31, 2025, and through the filing date of these consolidated financial statements, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been delivered and listed for trading yet, management cannot yet ascertain control over the assets included in such asset swap agreements. Accordingly, management has not recorded these transactions in the consolidated balance sheet. In certain cases, the agreements include project failure or escrow provisions tied to a token launch timeline. Where such conditions have lapsed without fulfillment, the agreements are considered terminated or abandoned in accordance with their terms. Management is currently evaluating next steps, including the legal and accounting implications of such terminations, as well as whether to engage counterparties to renegotiate or revive any of the affected transactions under revised terms. The following represents summaries of each transaction:

●	“Restrepo”: On July 29, 2024, the Company entered into an asset swap agreement (as amended) with Grupo Spira S.A.S., a company organized under the laws of Colombia, pursuant to which the seller agreed to transfer 100% ownership of certain real estate assets to the Company in exchange for rights to receive 4,340,000 unicoin tokens. Pursuant to the terms of the asset swap agreement, the seller is required to transfer the asset by deed. While due diligence has been completed, the transfer of title has not yet occurred. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

●	“Buona Vista”: On September 26, 2024, the Company entered into an Asset Swap Agreement (the “Agreement”) pursuant to its 140 Program with Victor Raul Montenegro Criado, an individual citizen of Peru, and Villa Paradiso S.A.C., a company organized under the laws of Peru (collectively referred to in this paragraph only as the “Seller”). Under the Agreement, the Seller agreed to transfer 100% of the ownership interest in Buona Vista – Casas Club & Resort S.A.C., a Peruvian entity holding certain real estate assets, to the Company in exchange for rights to receive 61,795,216 unicoin tokens. The unicoin token rights will be issued in three tranches, contingent upon the achievement of specified construction milestones related to the real estate assets. The initial ICO date was set for September 30, 2024, and was subsequently extended to March 30, 2025, pursuant to an amendment dated October 23, 2024. The Company did not proceed with the ICO by the extended deadline of March 30, 2025. Accordingly, on April 23, 2025, the parties executed a second amendment to revive and amend the original Agreement, extending the ICO deadline to December 31, 2025. The Company has instructed local counsel to initiate steps to move the transaction to escrow. As of the date of this report, the transaction has not yet moved to escrow; title to the assets has not transferred, and no unicoin rights have been issued in connection with the transaction. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

●	“Bahamas”: On January 24, 2024, the Company entered into two Asset Swap Agreements pursuant to its 140 Program to acquire the beneficial interest in two Bahamian entities, Long Island Investments Ltd. and Newport Harbour Ltd. (collectively referred to in this paragraph only as the “Landholding Companies”), which collectively own specified real estate parcels in the Bahamas. In exchange, the Company agreed to issue a total of 1,108,863,283 unicoin rights. On March 25, 2024, the parties executed an amendment clarifying certain rights and obligations, including provisions related to the conversion of the beneficial interest into full legal ownership. Under the Agreements, as amended, the Company obtained a beneficial interest in the Landholding Companies through a trust declaration, with the option to convert its beneficial interest into full legal ownership of the entities. The Agreements also included a rescission clause stipulating that if the unicoin tokens are not created and listed on crypto exchanges within nine months, the Agreements would terminate, and the assets and unicoin rights would revert to the Investors and Company, respectively. The Company did not proceed with the ICO as anticipated under the original Agreements. Accordingly, on September 27, 2024, the parties executed a second amendment extending the ICO deadline to December 31, 2024, and establishing the following interim obligations: (i) Finalize the technical procedures for transferring unicoins to New World Properties SPV Inc.’s crypto wallet; (ii) Facilitate the Company’s ongoing due diligence on the Investor Company and the Properties; and (iii) Complete the conversion of beneficial ownership of shares into full legal ownership of the Landholding Companies, thereby granting the Company full control over the Properties. The second amendment further provides that if, by January 30, 2025, the parties are unable to agree on a new ICO date and no regulatory delay is in effect, the Agreement shall be deemed null and void ab initio, releasing all parties from any liabilities or obligations. The Company did not proceed with the ICO by the extended deadline of December 31, 2024. On May 21, 2025, counsel for New World Properties SPV Inc. notified the Company of its withdrawal from representation, citing the pending SEC lawsuit against the Company as one of the reasons for his withdrawal. In the notice, counsel stated its belief that the transaction between TransparentBusiness and the SPV could not proceed to closing under the current circumstances. This withdrawal abruptly halted the progress that had been made between the parties’ legal counsel toward finalizing an extension of the transaction deadline and completing the conversion of the Company’s beneficial interest into full legal ownership of the Landholding Companies. As a result, the Company must now reengage directly with the relevant investors to assess the status of the transaction and determine whether a path forward remains feasible. However, there is no assurance that the transaction will be consummated.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 6, as of March 31, 2026 and December 31, 2025, outstanding unicoin rights issued to related parties amounted to 1,287 million unicoin rights valued at $4,818 thousand and 1,287 million unicoin rights valued at $4,815 thousand, respectively.

In February and March 2026, the Company entered into a credit facility and related equity arrangements with SafeBets.world Inc. (“SafeBets”), an entity founded and solely owned by the Company’s Chief Executive Officer and co-founder, Alex Konanykhin. On February 14, 2026, the Company executed an agreement to provide SafeBets with a revolving line of credit of up to $5.0 million. All outstanding principal and any accrued interest, calculated at 5% per annum, drawn from the Credit Line shall be due and payable in full on December 31, 2029 (the "Maturity Date"). In connection with this arrangement, SafeBets agreed to issue 50 million shares of its common stock to the Company. Because SafeBets is a newly formed, private entity without a proven revenue model or observable market transactions, management determined the fair value of the equity received was de minimis at the inception of the agreement. Accordingly, the initial cost basis of the investment is recorded at $0.

As of March 31, 2026, the outstanding principal balance drawn on the revolving line of credit was $552 thousand. The Company evaluates the outstanding balance for expected credit losses under the ASC 326 framework. Management concluded that no valuation allowance is required as of March 31, 2026, due to the recent execution of the facility, the absence of any past-due payments, and the alignment of interests given the related-party nature of the borrower. Subsequent to March 31, 2026, SafeBets successfully raised independent funding and repaid $226 thousand of the principal balance, further supporting the collectability of the outstanding amount.

The Company pays certain operating expenses on behalf of related party entities. These amounts are generally reimbursed by the related parties in the normal course of business. The Company had receivables due from various related parties of $112 thousand and $52 thousand as of March 31, 2026 and December 31, 2025, respectively.

NOTE 13 – INCOME TAXES

The Company’s annual effective tax rate from continuing operations was (0.03)% and (0.00)% for the three months ended March 31, 2026 and 2025, respectively. The company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax asset. During the three months ended March 31, 2026 and 2025, there were no significant changes to the total amount of unrecognized tax benefits.

NOTE 14 – NET LOSS PER SHARE

Net loss per common share is calculated in accordance with ASC Topic 260, Earnings Per Share. The Company presents basic and diluted loss per common share for (i) continuing operations, (ii) discontinued operations, and (iii) net loss attributable to TransparentBusiness, Inc. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of shares of common stock outstanding and, when applicable, the effect of potentially dilutive securities. For all periods presented, the Company reported an overall net loss attributable to the Company; accordingly, all potential common stock equivalents were anti-dilutive and excluded from diluted loss per share. As a result, basic and diluted loss per share are the same for continuing operations, discontinued operations, and in total, including periods in which discontinued operations generated net income.

Potentially dilutive securities consist of stock options, restricted stock units, and warrants to purchase common stock.

Calculation of net losses per share from continuing operations is as follows:

	Three Months Ended March 31,
Basic and Diluted:	2026	2025
Numerator:
Net loss from continuing operations per consolidated statements of operations	$(2,531,118)	$(2,054,573)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,174,319	740,438,112

Net loss per common share from continued operations, basic and diluted	$(0.00)	$(0.00)

Calculation of net losses per share from discontinued operations is as follows:

	Three Months Ended March 31,
Basic and Diluted:	2026	2025
Numerator:
Net loss from discontinued operations	$-	$(58,103)
Loss from divestiture of discontinued operations	-	-
Net loss from discontinued operations and divestiture of discontinued operations	-	(58,103)

Weighted average common shares outstanding used to compute basic and diluted loss per share	742,174,319	740,438,112

Net loss from discontinued operations and divestiture of discontinued operations, basic and diluted	$(0.00)	$(0.00)

Calculation of net losses per share attributable to TransparentBusiness, Inc. is as follows:

	Three Months Ended March 31,
Basic and Diluted:	2026	2025
Numerator:
Net loss attributable to TransparentBusiness, Inc. per consolidated statements of operations	$(2,469,859)	$(2,038,011)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,174,319	740,438,112

Net loss per common share attributable to TransparentBusiness, Inc., basic and diluted	$(0.00)	$(0.00)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options outstanding	55,110,881	55,110,881
Warrants for common stock	9,800,000	9,800,000
Restricted stock units	-	6,526

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the years ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$227,919	14,638	$242,557	$564,155	$74,857	$639,012
Subscription revenues	24	832	856	48	8,686	8,734
Unicorn Hunters	-	-	-	19	-	19
Total revenues	$227,943	15,470	$243,413	$564,222	$83,543	$647,765

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31, 2026
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$856	$242,557	$-	$243,413
Cost of revenues	-	195,696	6,750	202,446
Gross profit (loss)	$856	$46,861	$(6,750)	$40,967

	Three Months Ended March 31, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$8,734	$639,012	$19	$647,765
Cost of revenues	-	522,323	5,850	528,173
Gross profit (loss)	$8,734	$116,689	$(5,831)	$119,592

The following table includes a reconciliation of Gross Profit allocated to segments to Loss Before Income Taxes:

	March 31, 2026	March 31, 2025
Gross Profit allocated to segments, net	$40,967	$119,592
Expenses not allocated to segments, net*	(2,571,285)	(2,174,165)
Loss Before Income Taxes	$(2,530,318)	$(2,054,573)

*	Includes mainly Unicoin marketing expense, stock-based compensation, Unicoin Right transaction gain or Loss, and other Gen admin expenses, Amortization of intangibles, Bad debt expense and other Gen admin expense Software Development Expense, Impairment of investments in privately held companies, interest income (expense), net, other income (expense), net.

There were no material transactions between reportable segments during the three months ended March 31, 2026 and 2025.

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

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements other than those described below:

●	Subsequent to March 31, 2026, the Company received cash $80 thousand related to new rounds of unicoin rights, representing the investor’s rights to receive utility tokens in the future, when these become available.

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

TransparentBusiness, Inc. was incorporated in Delaware on June 22, 2015, under the name “Transparent Business, Inc.” On October 6, 2022, we changed our name to “Unicoin Inc.” On April 13, 2026, we changed our name back to “TransparentBusiness, Inc”. Our principal executive offices are located at 228 Park Avenue South 16065, New York, NY 10003 and our phone number is (212) 216-0001.

TransparentBusiness, Inc. is an operating and holding company with a principal focus on the digital asset and media sectors. While the Company historically managed a Software as a Service (“SaaS”) platform for the monitoring and management of remote workforces, its strategic direction is now centered on its underlying ecosystem. As a holding company, TransparentBusiness, Inc. wholly owns SheWorks!, a Talent as a Service (“TaaS”) company.

In addition to its talent platforms, TransparentBusiness, Inc. maintains a controlling interest in Unicorns, Inc., the media company responsible for the Unicorn Hunters show. As of April 1, 2026, the Company’s ownership interest in Unicorns, Inc. is 71.88%.

Effective December 31, 2025, TransparentBusiness, Inc. elected not to further extend the divestiture agreement with the original sellers of ITSQuest, Inc., a regional staffing agency in which the Company had held a 51% majority interest since November 2020. Under the terms of the original Share Exchange Agreement, the Company’s failure to achieve specific milestones by the expiration date triggered the formal transfer of the equity interest back to the original sellers. Management determined that a further negotiation for extension was not in the Company’s strategic interest. This conclusion was based on an internal assessment that the traditional staffing model of ITSQuest constitutes a non-core asset that lacks sufficient synergy with the Company’s proprietary technology and brand equity. By allowing the divestiture to proceed, TransparentBusiness, Inc. intends to reallocate its capital and management resources exclusively toward high-growth digital assets and media-driven opportunities across its primary markets.

The organization chart below shows the operating subsidiaries and the interests held in them by the Company:

Operating Subsidiaries

TRANSPARENT BUSINESS

TransparentBusiness, Inc. (fka Unicoin Inc.)

UNICORNHUNTERS	UNICOIN	SheWorks!
Unicorns Inc.	Unicoin LatAm C.A.	SheWorks, Inc.
71.88%	**99%**	**100%**

Subsidiaries Outside of the United States

Outside of the United States, the Company has recently formed subsidiaries for purposes of holding specific parcels of real estate. These “real estate subsidiaries” include Unicoin LATAM C.A. (organized in Venezuela). Each real estate subsidiary’s sole purpose and business is to hold real estate.

Operations in these entities from formation through the date of this condensed consolidated financial statements were de minimis.

Non-Subsidiary, but Affiliated Entities Outside the United States

140 R.E. Properties Inc.

140 R.E. Properties Inc. is a company organized under the laws of the Philippines. TransparentBusiness, Inc. does not currently hold any equity interest in, or have any binding contractual agreement with, 140 R.E. Properties Inc. At present, there is no formal arrangement granting TransparentBusiness, Inc. any economic rights or interests in the assets or operations of 140 R.E. Properties Inc. To better safeguard TransparentBusiness, Inc.’s potential rights and strategic objectives in the region, TransparentBusiness, Inc., with the assistance of local counsel, is also exploring a potential restructuring of 140 R.E. Properties Inc.

UH Properties Inc.

While TransparentBusiness, Inc does not hold any ownership interest in UH Properties Inc. (a company organized under the laws of the Philippines), it may be entitled to receive an economic interest from properties currently owned or acquired in the future by UH Properties, pursuant to a partnership agreement which provides that TransparentBusiness, Inc. will own one hundred percent (100%) of all investments within the Philippines. Under the terms of the agreement, all profits and losses shall be borne by UH Properties Inc., the domestic Philippine corporation created to manage such investments.

Unicorns Media Group Ltd.

While the Company does not hold any ownership interest in Unicorns Media Group Ltd (a company organized under the laws of the United Kingdom), the Company’s subsidiary, Unicorns Inc., may be entitled to receive economic benefits pursuant to a licensing agreement between Unicorns Inc. and Unicorns Media Group Ltd. Pursuant to the terms of the licensing agreement, Unicorns Inc. is entitled to seventy percent (70%) of the revenues generated by Unicorns Media Group Ltd in connection with show productions, including revenues from advertisements, sponsorships, ticket sales, merchandising, and distribution. TransparentBusiness, Inc. owns 71.88% of the outstanding shares of Unicorns Inc., and may therefore indirectly benefit from the revenues received by Unicorns Inc. under the licensing arrangement.

Unicoin International Inc.

TransparentBusiness, Inc. and Unicoin International Inc. (“UII”), a corporation established under the laws of Panama, are affiliated (through common ownership as Alex Konanykhin and Silvina Moschini each own 50% of UII) but distinct legal entities, with UII operating as an affiliate of TransparentBusiness. In support of UII’s operations and marketing efforts, TransparentBusiness may provide various services and operational support—including marketing, advisory, investor relations, IT infrastructure, and the sharing of personnel and office resources—pursuant to a contractual services and support agreement. Under the agreement, UII compensates TransparentBusiness for these services and may also, at its discretion and subject to applicable law. Although the two entities may collaborate closely and share resources, UII maintains operational and legal independence from TransparentBusiness, and the shared personnel remain solely employed or contracted by TransparentBusiness, not by UII. This collaborative arrangement is structured to enhance efficiency while preserving each party’s separate corporate identity and regulatory compliance obligations.

UII agrees to provide funding to TransparentBusiness (previously Unicoin, Inc) via its own fundraising efforts in consideration for TransparentBusiness’s entry into this Agreement and for the services provided pursuant to this Agreement. The TransparentBusiness Funding shall be made available by TransparentBusiness to the TransparentBusiness in accordance with the agreed schedule and conditions. UII reserves the right to adjust the funding schedule based on TransparentBusiness’s compliance with the milestones and performance metrics, which may be defined or adjusted in a separate addendum to this Agreement.

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

Business Overview

SaaS and TaaS Legacy Business

TransparentBusiness was originally a SaaS company engaged in providing workforce management software in order to better monitor and manage a remote workforce. However, the legacy operations of our SaaS business are currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

TransparentBusiness’s wholly owned subsidiary SheWorks!, a TaaS platform, is, we believe, an asset that can operate independently or in conjunction with the Company’s SaaS software. SheWorks! is a talent exchange focused on connecting women seeking freelance or employment opportunities with companies looking for freelancers or employees to fill their needs. Our Yandiki platform (now a part of SheWorks!) is also a talent exchange and platform that connects freelance talent with companies looking for leaner, more transparent ways of carrying out remote contractual work. Nevertheless, SheWorks! is currently not the focus of our operations and is being phased out through customer attrition.

Unicorns

Unicorns produced a reality television/streaming show called Unicorn Hunters that showcases private companies seeking to obtain publicity for their private offerings by appearing on the show and attempting to raise capital by advertising their exempt offerings to a wide audience.

Currently, revenue considerations in the periods reported consisted of fees collected for the transmission of the Unicorn Hunters show. All rights to Unicorn Hunters content, including all recordings and logos, are owned by Unicorns Inc.

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

Unicoins

TransparentBusiness, Inc. developed a token called unicoin (“unicoins” or “tokens”). We intend to mint a total of 25 billion unicoins. A portion of the minted unicoins will be retained by us; accordingly, the value of these retained unicoins could benefit our stockholders. As of May 15, 2026, we have sold unicoin presale certificates (“Certificates”) to acquire up to approximately 1.9 billion unicoins and raised approximately $46.8 million. We sold and issued certificates up to approximately 0.8 billion non-security utility issuance of approximately $8.6 million. We have also agreed to issue Certificates for up to approximately 3.3 billion unicoins through our deferred payment plans (approximately 194 million of which have been issued). Through these deferred payment programs, we are contractually entitled to future installment payments of $569 million (which, if not made, will result in us retaining collateral contributed to us to secure a portion of the payment obligations). Additionally, we have issued Certificates for approximately (i) 726 million unicoins to our stockholders, (ii) 522 million unicoins as discretionary compensation payments to insiders, including employees, (iii) 283 million unicoins to service providers and influencers, (iv) 22 million unicoins to the founders of our affiliate, ITSQuest, and (v) 1.21 billion unicoins through real estate transactions (of which 1.145 billion are cancelable or in an escrow arrangement pending tokenization and title transfer). The Company intends to make unicoins a network token on SafeBets.world, a prediction platform.

We may accept certain cryptocurrencies, such as Ether (ETH), USD Coin (USDC), and Tether (USDT), as payment for the purchase of unicoins. Upon future liquidity needs, the Company could pay a vendor for goods or services or convert the digital assets to a fiat currency, using the proceeds for general business operational purposes.

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

ITSQuest Divestiture & Financial Recast

Effective December 31, 2025, TransparentBusiness, Inc. elected not to further extend the divestiture agreement with the original sellers of ITSQuest, a regional staffing agency in which the Company had held a 51% majority interest since November 2020. Under the terms of the original Share Exchange Agreement, the Company’s failure to achieve specific milestones by the expiration date triggered the formal transfer of the equity interest back to the original sellers. Management determined that a further negotiation for extension was not in the Company’s strategic interest. This conclusion was based on an internal assessment that the traditional staffing model of ITSQuest constitutes a non-core asset that lacks sufficient synergy with the Company’s proprietary technology and brand equity. By allowing the divestiture to proceed, TransparentBusiness, Inc. intends to reallocate its capital and management resources exclusively toward high-growth digital assets and media-driven opportunities across its primary markets.

Consequently, management has recasted TransparentBusiness’s historical financial statements for all periods presented, reclassifying all financial results associated with ITSQuest into discontinued operations.

Significant Related Party Transactions

A total of 1,287 million unicoin rights valued at $4,818 thousand and 1,155 million unicoin rights valued at $2,701 thousand were issued to related parties during the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2026	% of Total Revenues	2025	% of Total Revenues
REVENUES:
Staffing revenues	$242,557	100%	$639,012	99%
Subscription revenues	856	0%	8,734	1%
Unicorns revenues	-	0%	19	0%
Total Revenues	243,413	100%	647,765	100%
COST OF REVENUES:
Staffing cost of revenues	195,696	80%	522,323	81%
Subscription cost of revenues	0	0%	0	0%
Unicorns cost of revenues	6,750	3%	5,850	1%
Total Cost of Revenues	202,446	83%	528,173	82%
GROSS PROFIT	40,967	17%	119,592	18%
OPERATING COSTS AND EXPENSES
General and administrative	1,813,522	745%	1,956,106	302%
Sales and marketing	915,099	376%	177,644	27%
Research and development	39,300	16%	-	0%
TOTAL OPERATING COSTS AND EXPENSES	2,767,921	1137%	2,133,750	329%
LOSS FROM OPERATIONS	(2,726,954)	(1120)%	(2,014,158)	(311)%
Interest income (expense), net	136,456	56%	(38,739)	(6)%
Other income (expense), net	60,180	25%	(1,676)	0%
LOSS BEFORE INCOME TAXES	(2,530,318)	(1040)%	(2,054,573)	(317)%
Income tax benefit (expense)	(800)	0%	-	0%
Net loss from discontinued Operations	-	-	(58,103)	0%
NET LOSS AND COMPREHENSIVE LOSS	(2,531,118)	(1040)%	(2,112,676)	(326)%
Net income (loss) attributable to the non-controlling interest	(61,259)	(25)%	(74,665)	(12)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,469,859)	(1015)%	$(2,038,011)	(315)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended March 31,
	2026	2025	Change ($)	Change (%)
TAAS revenues	$242,557	$639,012	$(396,455)	(62)%
SAAS revenues	856	8,734	(7,878)	(90)%
Unicorns revenues	-	19	(19)	(100)%
Total Revenues	$243,413	$647,765	$(404,352)	(62)%

Total revenues decreased by $404 thousand, or (62)%, to $243 thousand for the three months ended March 31, 2026, from $648 thousand for the three months ended March 31, 2025 and comprised 100% of our total revenues.

TaaS. TAAS revenues decreased by $396 thousand, or (62)%, to $243 thousand for the three months ended March 31, 2026, from $639 thousand for the three months ended March 31, 2025. The decrease was primarily due to a decrease in SheWorks related revenues.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorn did not release any episodes of Unicorns during the three months ended March 31, 2026 and 2025.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Three Months Ended March 31,
	2026	2025	Change ($)	Change (%)
TAAS cost of revenues	$195,696	$522,323	$(326,627)	(63)%
SAAS cost of revenues	-	-	-	-
Unicorns cost of revenues	6,750	5,850	900	15%
Total Cost of Revenues	$202,446	$528,173	$(325,727)	(62)%

Total cost of revenues decreased by $326 thousand, or (62)%, to $202 thousand for the three months ended March 31, 2026, from $528 thousand for the three months ended March 31, 2025.

TaaS. TAAS cost of revenues decreased by $327 thousand, or (63)%, to $196 thousand. The decrease was proportional to the decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $1 thousand to $7 thousand for the three months ended March 31, 2026, compared to $6 thousand, for the three months ended March 31, 2025. No episodes were produced during each of the three months ended March 31, 2026 and 2025.

General and administrative

General and administrative expenses decreased by $143 thousand, or (7)%, to $1,814 thousand for the three months ended March 31, 2026, from $1,956 thousand for the three months ended March 31, 2025. This decrease was primarily driven by a $243 thousand legal fees, $87 thousand contractor expenses, partially offset by a $182 thousand accounting, taxes and professional fees.

Sales and marketing

Sales and marketing expenses increased by $737 thousand, or 415%, to $915 thousand for the three months ended March 31, 2026. The increase was primarily due to the increase in recurring marketing expenses amounted to $644 thousand and in sales & marketing expenses paid with unicoin rights as consideration, which amounted to $63 thousand.

Interest income (expense), net

Net interest expense increased by $175 thousand, or (452)% to $136 thousand for the three months ended March 31, 2026, from $(39) thousand for the three months ended March 31, 2025. This increase was primarily attributable to reversal of 10-Yr Options Interest accruals amounted to $229 thousand due to conversion from the 10-Yr program to non-security unicoins partially offset by $56 thousand reduction of unsecured notes interest from conversion to the sales of non-security unicoins.

Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025		Change ($)	Change (%)
Income tax benefit (expense)	$(800)	$	(-)	$(800)	-100%
Effective tax rate	(0.03)%		(0.00)%

The Company’s annual effective tax rate from continuing operations was (0.03)% and (0.00%) for the three months ended March 31, 2026 and 2025, respectively. The company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, due to the valuation allowance recorded against the company’s deferred tax assets. During the three months ended March 31, 2026 and 2025, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net losses attributable to noncontrolling interests decreased by $13 thousand, or (18)%, to $(61) thousand for the three months ended March 31, 2026. Noncontrolling interest partners in ITSQuest were allocated income of $0 thousand and $(28) thousand for the three months ended March 31, 2026 and 2025, respectively, while noncontrolling interest partners in Unicorns were allocated losses of $(35) thousand and $(46) thousand for the three months ended March 31, 2026 and 2025, respectively. Noncontrolling interest partners in Unicoin International were allocated losses of $(27) thousand and $0 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, noncontrolling interests in ITSQuest (immediately prior to its divestiture on December 31, 2025), Unicorns, and Unicoin International represented ownership interests of 0%, 28.12%, and 100%, respectively, compared to ownership interests of 49% and 28.12% in ITSQuest and Unicorns, respectively, as of March 31, 2025.

Net loss from discontinued operations

Net income from discontinued operations was $0 thousand for the three months ended March 31, 2026, as ITSQuest was automatically divested on December 31, 2025, while the three months ended March 31, 2025 include ITSQuest’s pre‑divestiture operating results; accordingly, discontinued operations did not have a material impact on the Company’s net loss for the three months ended March 31, 2026.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,385 thousand available as of March 31, 2026. Based on currently available capital resources (cash and cash equivalents on hand as of March 31, 2026), we estimate that at our current cash “burn rate”, the Company will not be able to operate for more than 2 months. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $17,375 thousand. For the period from April 1, 2026 through the date of this Quarterly Report on Form 10-Q, we have received cash proceeds of $80 thousand from the issuance of unicoin rights. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoins have not been launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2025, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the launch of the unicoin has been resolved.

From January 1, 2026 through March 31, 2026, the Company issued unicoin rights to investors and service providers in exchange of consideration consisting of cash $6,326 thousand and $303 thousand cryptocurrencies and incurred operating expenses paid with unicoin rights with a fair value of $145 thousand, together amounting to approximately $6,774 thousand.

Through March 31, 2026, the Company has recorded a financing obligation of $119.8 million associated with unicoin rights issued to date which represents the Company’s estimate of what it would be obligated to pay in the event the unicoin is never launched. Although it is the Company’s intention to ultimately launch the unicoin and settle unicoin rights obligations by issuing unicoins to rights holders, there are aspects of the launch process, including certain regulatory approvals of the unicoin, that may be outside of the Company’s control. If the Company fails to launch the unicoin, its intent would be to pay for the unicoin rights financing obligations using cash flows from its existing operations and/or through future debt or equity financing. In order to be able to pay the financing obligation using cash from operations or to achieve financing at terms acceptable to the Company, the Company will have to achieve substantial additional revenue growth and positive cash flows from operations or achieve substantial growth in its existing private company investment values and experience one or more exits or other liquidity transactions associated with its private company investments. There can be no assurance that the Company will achieve these successes prior to events or circumstances that lead to a future conclusion that the unicoin will not be able to be launched. If one or more of these factors leading to positive growth in the Company’s liquid resources do not occur prior to a conclusion that the Company will fail to launch the unicoin, the financing obligation to holders of unicoin rights may need to be settled for a fraction of the recorded obligation, or in the worst case, there may be no funds available to settle the obligation.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by TransparentBusiness, Inc. to Unicorns, since the initial line of credit, to fund the production-related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, net amounted to $29,845 thousand and $27,269 thousand as of March 31, 2026 and 2025, respectively. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousand)	2026	2025
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(4,291)	$(2,477)
Net cash used in by investing activities	(574)	(82)
Net cash provided by financing activities	6,011	2,605
Net increase in cash and cash equivalents from continuing operations	$1,146	$46

Cash flows from discontinued operations	-	129
Net increase in cash and cash equivalents	$1,146	$175

Cash Used in Operating Activities

Cash flows used in operating activities increased by 1,814 thousand to $(4,291) thousand for the period ended March 31, 2026, compared to $(2,477) thousand for the period ended March 31, 2025. Net cash used in operating activities for the period ended March 31, 2026, was due to our net loss of $(2,531) thousand, a decrease in operating assets, net of liabilities of $(2,009) thousand and non-cash items of $249 thousand. Net cash used in operating activities for the period ended March 31, 2025, was due to our net loss of $(2,055) thousand, an decrease in operating assets and liabilities of $(626) thousand and non-cash items of $205 thousand.

Cash (Used in) Provided by Investing Activities

Net cash flows used in investing activities increased by $492 thousand to $(574) thousand for the period ended March 31, 2026. The increase in net cash used in by investing activities was mainly due to $544 thousand line of credit to related party and $30 thousand purchases of Trademark.

Cash Provided by Financing Activities

Net cash flows provided by financing activities increased by $3,406 thousand to $6,011 thousand for the period ended March 31, 2026, compared to $2,605 thousand for the period ended March 31, 2025. The increase in net cash provided by financing activities was primarily driven by a $5,781 thousand increase in net proceeds from sales and repurchases of Unicoin Rights, as well as a $25 thousand of proceeds from the issuance of private placement unsecured notes, partially offset by $1,726 thousand decrease in proceeds from the issuance of common stock.

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

Off-Balance Sheet Arrangements

As of March 31, 2026 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $2,385 thousand available as of March 31, 2026, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ended March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 20, 2025, following the Wells Notice process, the SEC filed a civil enforcement action against TransparentBusiness, Inc. and certain individuals, including Alex Konanykhin, Silvina Moschini, Richard Devlin, and Alejandro Dominguez, in the United States District Court for the Southern District of New York. The action is captioned Securities and Exchange Commission v. Unicoin Inc. f/k/a TransparentBusiness, Inc., et al., Case No. 1:25-cv-4245 (S.D.N.Y.). The SEC’s complaint alleges violations of various provisions of the federal securities laws in connection with our offer and sale of digital assets, including unicoin tokens, as well as alleged material misstatements and omissions in communications with investors. The SEC is seeking injunctive relief, disgorgement of proceeds, civil monetary penalties, officer and director bars, and other equitable relief.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Capital Raising Transactions – Common Stock

Price	Common Stock Shares Issued		Dates	Exemption
Various	82,913,692	*	5/1/18 to 5/31/20	Section 4(a)(2)
$0.10	44,150,000		1/8/19 to 2/3/20	Rule 506(c); Reg. S
$0.20	22,306,525		5/1/20 to 8/2/20	Rule 506(c); Reg. S
$0.30	7,398,278		8/3/20 to 8/23/20	Rule 506(c); Reg. S
$0.60	7,598,831		8/24/20 to 10/5/22	Rule 506(c); Reg. S
$1.00	7,485,660		10/6/20 to 6/30/23	Rule 506(c); Reg. S
$2.00	9,158,529		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$3.00	1,877,856		7/31/21 to 3/31/23	Rule 506(c); Reg. S
$4.00	1,114,607		12/1/20 to 3/31/23	Rule 506(c); Reg. S
$0.40	5,280,029	**	5/1/24 to 3/31/26	Rule 506(c); Reg. S
$1.00	1,541,965		5/22/24 to 10/31/24	Rule 506(c); Reg. S
$1.00	1,938,706		2/1/25 to 10/31/25	Rule 506(c); Reg. S
$2.00	114,650		4/1/25 to 3/31/26	Rule 506(c); Reg. S

*	Convertible Notes. All notes have converted. Original total face amount of $2,097,000 and accrued interest of $307,682 into 82,913,691 shares, for an average conversion price of $0.13.
**	Shareholders as of April 15, 2024 were granted a right to purchase a limited number of common stock shares at $0.40, which approximates the fair value of the common stock.

Fundraising Transaction – Offering of Unicoin Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Accounted Dates***	Exemption
$0.0014	462,000,000	9/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.0057	747,600	5/1/25 to 5/30/25	Rule 506(c); Reg. S
$0.01	1,374,230,500	2/24/22 to 5/15/26	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.02	78,811,400	8/1/24 to 3/31/26	Rule 506(c); Reg. S
$0.03	713,333	3/01/24 to 3/31/25	Rule 506(c); Reg. S
$0.04	52,940,000	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.05	57,067,533	3/12/22 to 6/30/25	Rule 506(c); Reg. S
$0.05	243,626,226	5/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 7/31/24	Rule 506(c); Reg. S
$0.06	4,502,500	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.07	19,200,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.08	5,565,000	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.089	30,395,447	12/1/22 to 12/31/24	Rule 506(c); Reg. S
$0.09	12,370,000	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.1	129,886,501	3/18/22 to 9/30/25	Rule 506(c); Reg. S
$0.101	7,190,181	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.11	5,865,000	4/1/23 to 9/30/25	Rule 506(c); Reg. S
$0.12	234,000	5/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.122	6,636,946	6/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.13	125,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.14	1,415,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.15	168,333	3/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.16	160,000	3/1/25 to 4/4/25	Rule 506(c); Reg. S
$0.18	100,000	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.19	27,500	1/12/24 to 12/31/24	Rule 506(c); Reg. S
$0.2	12,500,395	9/8/22 to 3/31/26	Rule 506(c); Reg. S
$0.3	1,619,794	9/1/22 to 9/30/25	Rule 506(c); Reg. S
$0.35	1,236,314	6/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.357	1,899,741	3/01/24 to 12/31/24	Rule 506(c); Reg. S
$0.373	3,813,247	9/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.395	5,518,212	9/1/24 to 6/30/25	Rule 506(c); Reg. S
$0.4	5,261,323	11/2/22 to 6/30/25	Rule 506(c); Reg. S
$0.459	1,063,134	10/31/23 to 6/30/25	Rule 506(c); Reg. S
$0.493	2,553,776	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.5	8,111,831	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.52	9,334	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.75	8,871,997	4/1/24 to 3/31/26	Rule 506(c); Reg. S
$0.01	790,155,000	1/1/26 to 5/15/26	Rule 506(c); Reg. S
$0.05	13,990,000	1/1/26 to 5/15/26	Rule 506(c); Reg. S

*	The price per unicoin right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of unicoin rights issued at the specified price.
**	Unicoin Rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 6 – Unicoin Rights financing obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those unicoin rights.
***	The date represents when the unicoin right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

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

TransparentBusiness, Inc.

Date: May 15, 2026	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer