Form 10-Q
period 2026-06-30
TransparentBusiness, Inc.
filed 2026-08-05
CIK 1740742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, there were 742,679,936 shares of the Registrant’s common stock outstanding.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$496,655	$1,238,462
Accounts receivable, net
Trade receivables payable in cash	105,702	219,973
Receivable from affiliates	105,227	51,787
Prepaid expenses and other current assets	437,667	498,235
TOTAL CURRENT ASSETS	1,145,251	2,008,457
Property and equipment, net	8,448	13,057
Investments in land	21,695	58,975
Intangible assets, net	28,855	5,389
Investments in privately-held companies	7,865,528	7,865,528
Receivable from related party	1,068,245	-
Other assets	4,246	3,900
TOTAL ASSETS	$10,142,268	$9,955,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$633,434	$1,135,345
Non-cash payables	131,400	11,500
Income tax payable	800	2,648
Accrued expenses	2,652,541	4,217,819
Accrued payroll liabilities	387,973	514,174
Deferred revenue	450	1,039
Short-term debt	887,650	2,305,782
Other current liabilities	602,383	562,299
TOTAL CURRENT LIABILITIES	5,296,631	8,750,606
Unicoin rights financing obligation	121,155,969	112,923,853
TOTAL LIABILITIES	126,452,600	121,674,459

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 authorized; 784,207,180 and 783,690,180 issued; 742,679,936 and 742,165,436 outstanding, net of treasury stock at June 30, 2026 and December 31, 2025, respectively	784,207	783,690
Treasury stock, at cost; 41,527,244 and 41,524,744 shares at June 30, 2026 and December 31, 2025, respectively	(4,089,669)	(4,088,694)
Additional paid-in capital	77,081,645	77,021,362
Accumulated deficit	(184,250,645)	(179,723,505)
TOTAL TRANSPARENTBUSINESS, INC. STOCKHOLDERS’ DEFICIT	(110,474,462)	(106,007,147)
Non-controlling interest	(5,835,870)	(5,712,006)
TOTAL STOCKHOLDERS’ DEFICIT	(116,310,332)	(111,719,153)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,142,268	$9,955,306

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES	$241,015	$614,589	$484,428	$1,262,354
COST OF REVENUES	196,264	512,256	398,709	1,040,429
GROSS PROFIT	44,751	102,333	85,719	221,925
OPERATING COSTS AND EXPENSES
General and administrative	1,396,040	2,336,633	3,209,562	4,377,914
Sales and marketing	731,771	(159,557)	1,646,870	18,087
Research and development	30,582	85,176	69,882	-
TOTAL OPERATING COSTS AND EXPENSES	2,158,393	2,262,252	4,926,314	4,396,001
LOSS FROM OPERATIONS	(2,113,642)	(2,159,919)	(4,840,595)	(4,174,076)
Interest income (expense), net	31,689	(31,752)	168,145	(70,491)
Other income (expense), net	(37,283)	(68,363)	22,896	(70,039)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,119,236)	(2,260,034)	(4,649,554)	(4,314,606)
Income tax expense	(650)	(346)	(1,450)	(346)
NET LOSS FROM CONTINUING OPERATIONS	(2,119,886)	(2,260,380)	(4,651,004)	(4,314,952)
Less: Net income from discontinued operations	-	193,873	-	135,769
NET LOSS	(2,119,886)	(2,066,507)	(4,651,004)	(4,179,183)
Less: net income (loss) attributable to the non-controlling interest	(62,605)	(12,662)	(123,863)	(87,327)
NET LOSS ATTRIBUTABLE TO TRANSPARENTBUSINESS, INC.	$(2,057,281)	$(2,053,845)	$(4,527,141)	$(4,091,856)
Net loss per share from continuing operations attributable to TransparentBusiness, Inc., basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share from discontinued operations attributable to TransparentBusiness, Inc., basic and diluted	$0.00	$0.00	$0.00	$0.00
Net loss per share attributable to TransparentBusiness, Inc., basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,679,936	741,672,903	742,428,524	741,058,919

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Transparent Business, Inc. Stockholders’ Equity	Transparent Business, Inc. Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)	Interest	Deficit
Balance as of December 31, 2024	781,065,752	$781,066	$74,714,958	(41,451,707)	$(4,074,110)	$(166,330,117)	$(94,908,203)	$(737,638)	$(95,645,841)
Stock-based compensation expense	-	-	13,371	-	-	-	13,371	-	13,371
Issuance of common stock	1,760,106	1,760	1,757,000	-	-	-	1,758,760	-	1,758,760
Repurchase of common stock	-	-	-	(22,006)	(3,547)	-	(3,547)	-	(3,547)
Issuance of common stock upon release of restricted stock units	19,584	20	(20)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,038,011)	(2,038,011)	(74,665)	(2,112,676)
Balance as of March 31, 2025	782,845,442	$782,846	$76,485,309	(41,473,713)	$(4,077,657)	$(168,368,128)	$(95,177,630)	$(812,303)	$(95,989,933)

Stock-based compensation expense	-	-	143,662	-	-	-	143,662	-	143,662
Issuance of common stock	151,650	152	153,248	-	-	-	153,400	-	153,400
Repurchase of common stock	-	-	-	(9,531)	(2,322)	-	(2,322)	-	(2,322)
Issuance of common stock upon release of restricted stock units	557,863	557	(557)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,053,845)	(2,053,845)	(12,662)	(2,066,507)
Balance as of June 30, 2025	783,554,955	$783,555	$76,781,662	(41,483,244)	$(4,079,979)	$(170,421,973)	$(96,936,735)	$(824,965)	$(97,761,700)

Balance as of December 31, 2025	783,690,180	$783,690	$77,021,362	(41,524,744)	$(4,088,694)	$(179,723,505)	$(106,007,147)	$(5,712,006)	$(111,719,153)
Issuance of common stock	17,000	17	30,783	-	-	-	30,800	-	30,800
Repurchase of common stock	-	-	-	(2,500)	(975)	-	(975)	-	(975)
Net Loss	-	-	-	-	-	(2,469,859)	(2,469,859)	(61,259)	(2,531,118)
Balance as of March 31, 2026	783,707,180	$783,707	$77,052,145	(41,527,244)	$(4,089,669)	$(182,193,364)	$(108,447,181)	$(5,773,265)	$(114,220,446)

Common stock issued to settle litigation	500,000	500	29,500	-	-	-	30,000	-	30,000
Net Loss	-	-	-	-	-	(2,057,281)	(2,057,281)	(62,605)	(2,119,886)
Balance as of June 30, 2026	784,207,180	$784,207	77,081,645	(41,527,244)	$(4,089,669)	$(184,250,645)	$(110,474,462)	$(5,835,870)	$(116,310,332)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss and Comprehensive Loss	$(4,651,004)	$(4,179,183)
Less: Net income from discontinued operations	-	135,769
Net loss from continuing operations	(4,651,004)	(4,314,952)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on Accounts Payable Settlement	(75,209)	-
Stock-based compensation expense	-	157,033
Expense related to common stock issued to settle litigation	30,000	-
Operating expenses paid with unicoin rights	410,444	157,990
Net operating expenses paid with digital assets, net of customer payments with digital assets	289,826	215,770
Transaction (gain) loss on reacquisition of rights	-	(7,452)
Impairment of investments in privately held companies	-	67,000
Impairment and write-off of digital assets	5,472	-
Realized gain on disposal of digital assets	-	68,524
Impairment in Land for Investment & Mining Rights	37,280	-
Depreciation and amortization expense	5,808	6,109
Credit loss expense	10,000	12,207
Non-cash operating lease expense	-	19,770
Interest income from the five-year deferred payment plan	(346)	(347)
Changes in operating assets and liabilities:
Trade receivables payable in cash	114,271	(40,898)
Prepaid expenses and other current assets	81,164	(259,331)
Other assets	(53,440)	125,215
Accounts payable	(452,702)	(12,276)
Accrued expenses and accrued payroll liabilities	(1,614,678)	(496,332)
Deferred revenue	(587)	497
Operating lease liabilities	-	(20,933)
Other liabilities	(217,400)	59,412
Net cash used in operating activities	(6,081,101)	(4,262,994)
Net cash provided by operating activities – discontinued operations	-	648,757

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of intangible assets – trademark	(30,000)	-
Loan Provided to Related Party	(1,023,137)	-
Net cash used in investing activities	(1,053,137)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of private placement unsecured notes	25,168	-
Payment of short-term debt	(25,000)	-
Net proceeds from sales and repurchases of unicoin rights	6,361,463	1,852,029
Proceeds from issuance of common stock	30,800	1,890,526
Repurchase of common stock	-	(991)
Net cash provided by financing activities	6,392,431	3,741,564

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(741,807)	127,327
CASH AND CASH EQUIVALENTS – Beginning of period	1,238,462	2,598,208
CASH AND CASH EQUIVALENTS – End of period	$496,655	$2,725,535

Supplemental Non-Cash Disclosures:
Issuance of common stock in exchange of digital assets, USDT and USDC	$-	$21,480
Market value of digital assets received as proceeds from sales of unicoin rights	$310,561	$35,015
Settlement of short-term loan payable through issuance of unicoin rights	$1,418,300	$-
Expenses paid by the Company on behalf of related parties	$53,440	$41,704

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANSPARENTBUSINESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Token Structure

In addition to the businesses it operates through its subsidiaries, the Company tokenized a token called unicoin. While earlier statements contemplated the potential for unicoins to be supported by reference to certain assets, the Company is currently reassessing this approach in light of evolving regulatory guidance from the U.S. Securities and Exchange Commission. The Company has reviewed and updated its approach to the unicoin token structure in light of evolving regulatory commentary and internal strategic considerations. While prior communications referenced the potential for unicoins to be “asset-backed”, the Company has clarified that it never intended or promised to collateralize the tokens or tie them to any specific pool of assets. Instead, the Company intends to use part of the assets received for unicoins to support long-term token value by funding Unicoin Foundation.

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

The Company incurred net losses from continuing operations of $(4,651) thousand and $(4,315) thousand for the six months ended June 30, 2026 and 2025, respectively. Net income from discontinued operations, amounted to $0 and $136 thousand for the six months ended June 30, 2026 and 2025, respectively. The Company had net cash used in operating activities of $(6,081) thousand and $(4,263) thousand for the six months ended June 30, 2026 and 2025, respectively. The Company had an accumulated deficit of $(184,251) thousand and $(179,724) thousand as of June 30, 2026, and December 31, 2025, respectively, and expects to incur additional significant losses in the future.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, BASIS OF PRESENTATION AND OTHER BROAD DISCLOSURES

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies and the effect of recent accounting pronouncements on the Company’s consolidated financial statements since the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash in Excess of FDIC Insured Amounts

As of June 30, 2026, and December 31, 2025, the Company had $168 thousand and $693 thousand of cash in excess of the FDIC insured amount, respectively. The bank at which the Company had deposits that exceed FDIC limits is not in receivership or under the control of the FDIC. The Company has not experienced any losses in such accounts.

Concentrations of Revenues and Accounts Receivable

The following table summarizes the Company’s revenues from customers that contributed to at least 10% of total revenues:

	Revenues as a % of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
Customer Reference	2026	2025	2026	2025
Customer A	54%	27%	53%	29%
Customer B	25%	10%	23%	*

*	Revenue from this customer did not amount to 10% or more of total revenues during the period reported.

The following table summarizes the Company’s accounts receivable from customers that contributed to at least 10% of total accounts receivable, net:

	Accounts Receivable as a % of Accounts Receivable, net
Customer Reference	June 30, 2026	December 31, 2025
Customer A	39%	14%
Customer B	43%	13%

Advertising Expenses

During the six months ended June 30, 2026, and 2025, the Company incurred advertising expenses of $949 thousand and $(244) thousand, respectively, of which $416 thousand and $11 thousand were paid for by exchanging unicoin rights with such fair value.

Depreciation and Amortization Expense

The Company’s depreciation and amortization expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer Reference	2026	2025	2026	2025
Amortization expense from Trademark related intangible assets	$700	$-	$1,200	$-
Depreciation expense from property and equipment	2,304	3,054	4,608	6,109
Total depreciation and amortization expense	$3,004	$3,054	$5,808	$6,109

NOTE 3 – FAIR VALUE MEASUREMENT

The value of stablecoins classified within the prepaid and other current assets line item in the condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025 was $53 thousand and $26 thousand, respectively. Stablecoins are a type of digital asset designed to maintain a steady value by being pegged to a reserve asset, such as the US dollar, typically on a 1-to-1 basis.

The market value of the Company’s digital assets classified within intangible assets – digital assets in the condensed consolidated balance sheets, based on quoted prices on active exchanges, was less than $1 thousand and $5 thousand as of June 30, 2026, and December 31, 2025, respectively.

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

NOTE 4 – INTANGIBLE ASSETS, AND STABLECOINS

The Company’s intangible assets consist of the following:

	June 30, 2026	December 31, 2025
Trademarks, net	$28,800	$-
Digital assets	55	5,389
Total intangible assets, net	$28,855	$5,389

Intangible Assets – Trademarks

During the six months ended June 30, 2026, the Company acquired trademark for a total purchase price of $30,000. This asset is classified within intangible assets on the condensed consolidated balance sheets and is being amortized over its estimated useful life of ten years. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible Assets – Digital Assets

During the six months ended June 30, 2026, and 2025, the Company received digital assets as consideration from investors for the purchases of unicoin rights, common stock and private placement unsecured notes issued by the Company. Unicoin rights are more fully discussed in Note 6. The Company utilized $129 thousand and $116 thousand of its digital asset holdings for vendor payments during the three months ended June 30, 2026, and 2025, respectively.

During the three months ended June 30, 2026 and 2025, the Company has not recorded any impairment losses on such digital assets. Impairment losses are included in operating expenses in the consolidated statements of operations and comprehensive loss.

The table below summarizes the carrying values and activity for the Company’s digital asset holdings:

	June 30, 2026	December 31, 2025
Tether (USDT)	$-	$1,921
Ethereum (ETH)	55	3,468
Total	$55	$5,389

				Three Months Ended June 30,
	Ethereum	USD Coin	Tether	2026	2025
Beginning balance, as of March 31, 2026	$7,766	$-	$-	$7,766	$78,399
Received as consideration in sales of unicoin rights	(7,766)	10,333	4,996	7,563	29,997
Vendors payments	-	(104,994)	(23,849)	(128,843)	(116,369)
Received as consideration in sales of common stock	-	-	-	-	5,000
Proceeds from disposal of digital assets	-	-	-	-	(112,516)
Realized gain on disposal of digital assets	-	-	-	-	66,410
Fees and other	55	94,661	18,853	113,569	49,081
Ending balance, as of June 30, 2026	$55	$-	$-	$55	$2

			Ethereum/		Six Months Ended June 30,
	Tether	Bitcoin	Wrapped	USD Coin	2026	2025
Beginning balance, as of December 31, 2025	$1,921	$-	$3,468	$-	$5,389	$85,653
Received as consideration in sales of unicoin rights	124,892	-	3,551	182,118	310,561	35,017
Vendors payments	(82,849)	-	-	(206,977)	(289,826)	(225,423)
Received as consideration in sales of common stock	-	-	-	-	-	31,134
Proceeds from disposal of digital assets	-	-	-	-	-	(30,409)
Realized gain on disposal of digital assets	-	-	-	-	-	66,410
Payments from customers	-	-	-	-	-	-
Impairment recorded	(6)	-	(5,466)	-	(5,472)	-
Fees and other	(43,958)	-	(1,498)	24,859	(20,597)	37,620
Ending balance, as of June 30, 2026	$-	$-	$55	$-	$55	$2

The table above presents all balances included within the Company’s intangible assets line item on the consolidated balance sheets, based on quoted prices from active exchanges. The table also includes separate columns for transactions involving Tether (“USDT”) and USD Coin (“USDC”). USDT and USDC are stablecoins, digital assets designed to maintain a stable value by being pegged to the U.S. dollar and supported by underlying reserves. Due to these characteristics, applicable accounting guidance indicates that stablecoins are not accounted for as intangible assets, but rather as financial assets. Accordingly, these balances are excluded from intangible assets and are recorded within Prepaid Expenses and Other Current Assets on the consolidated balance sheets. The Company has included these columns to provide additional transparency given its routine engagement in transactions involving both digital assets accounted for as intangible assets and stablecoins. The value of stablecoins classified as other current assets as of June 30, 2026, and December 31, 2025 was $53 thousand and $26 thousand, respectively.

Stablecoins Classified Within Prepaid and Other Current Assets

The value of stablecoins classified within the prepaid and other current assets line item in the condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025 was $53 thousand and $26 thousand, respectively.

In March 2026, the Company established a liquidity pool for its native token, UNCN, on the Uniswap v3 decentralized exchange. In connection with this activity, the Company contributed approximately $44 thousand of USDT, transferred from its custodial wallet, and issued 200 thousand UNCN tokens, which were paired and deposited into the liquidity pool to facilitate market trading. The Uniswap protocol operates using an automated market maker model, whereby the pool serves as liquidity for third-party participants to transact in UNCN against USDT, resulting in ongoing fluctuations in the relative quantities of each asset based on market activity. Upon deposit, the Company received a non-fungible token representing its liquidity position, which was subsequently transferred to an independent smart contract operated by a third-party protocol that enforces a contractual lock-up period of approximately 365 days, expiring in March 2027. As USDT is a U.S. dollar-pegged stablecoin that meets the definition of a financial asset under U.S. GAAP, the Company continues to classify its USDT contribution within Other Current Assets on the condensed consolidated balance sheet. As of June 30, 2026, activity within the liquidity pool is approximately $52 thousand of USDT. The Company is evaluating the appropriate accounting treatment for subsequent changes in the liquidity position, including the impact of trading activity within the pool.

NOTE 5 – DEBT

As of June 30, 2026, and December 31, 2025 the Company held short-term debt of $888 thousand and $2,306 thousand, respectively. The Company did not hold any long-term debt as of June 30, 2026, or December 31, 2025. The short-term debt bears interest at a rate of 20.0% per annum, payable at maturity, and matures one year from issuance unless the holder elects to extend the maturity for an additional year. Prepayment is not permitted.

The short-term debt generally ranks pari-passu relative to other unsecured obligations. As of June 30, 2026, $873 thousand and $15 thousand of short-term debt was payable during the year ended December 31, 2026 and December 31, 2027, respectively, to the extent holders do not elect to extend one additional year.

Interest expense on short-term debt of $49 thousand and $11 thousand was incurred during the six months ended June 30, 2026, and 2025, respectively, and was recorded as accrued expenses in the consolidated balance sheet. No significant third-party financing costs were incurred because the Company managed the issuance of the short-term debt internally, without use of an underwriter or trustee. Based on their short duration, the fair value of the short-term debt as of June 30, 2026, approximates their carrying amounts.

Of the amount outstanding as of December 31, 2025, $1,418 thousand was subsequently repaid through settlement with the lender via the issuance of unicoin rights, which were measured at a fair value equal to the carrying amount of the debt extinguished.

NOTE 6 – UNICOIN RIGHTS FINANCING OBLIGATION

As of June 30, 2026, and through the filing date of these consolidated financial statements, the Company has not issued any unicoins to holders of unicoin rights to satisfy any of its obligation accrued to date. There is no assurance as to whether, at what amount, or on what terms unicoins will be available for issuance, if at all, to satisfy the unicoin rights financing obligation.

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

There are currently 75,999 total holders of unicoin rights listed in the Company’s registry (not accounting for duplication for individuals who invested more than once), including the holders of free coins of 69,470, and 6,529 purchasers worldwide. Of these, 1,748 are US Citizen investors (26.77% of purchasers), and 4,781 (6.26% of holders) are non-US citizens or were not verified (73.23%). Note that non-accredited holders or those not verified are either non-US Persons who purchased pursuant to Regulation S, purchased their coins after unicoin was deemed by the Company to not be securities, or were given unicoin rights for free, and thus were not sold unicoin rights.

As of June 30, 2026, and December 31, 2025, the Company has issued rights to acquire 8.1 billion and 7.2 billion unicoins, respectively. As of June 30, 2026, and December 31, 2025, the outstanding financing obligation related to unicoin rights was $121,156 thousand and $112,924 thousand, respectively. The obligation to settle this liability through the exchange of a fixed number of unicoins, when and if all contingencies are resolved and unicoins are launched, represents an embedded feature that may result in additional charges to the Company’s consolidated statements of operations and comprehensive loss upon settlement. Although the Company intends to do so, if it is unable to launch the unicoin & deliver them to Unicoin rightsholders, there can be no assurance that the Company can generate sufficient funds through operations, or through financing transactions on terms acceptable to the Company in order to settle the unicoin rights financing obligation. Due to the currently undetermined rights of unicoin holders, the significant nature of required regulatory approvals and the likely registration required prior to unicoins achieving liquidity (all of which have aspects whose success is outside of the Company’s control), management initially concluded that the value of the embedded feature is de minimis and will likely remain de minimis until the unicoin is probable of regulatory approval and launch. Accordingly, the embedded feature was initially valued at $0 and is not expected to fluctuate until the unicoin is launched or probable of launch. The expected fair value measurement of the embedded feature was based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows.

During the three and six months ended June 30, 2026, and 2025, the Company paid operating expenses to employees and service providers by issuing unicoin rights with a fair value of $265 thousand and $79 thousand, and $410 thousand and $158 thousand, respectively.

The following table summarizes the components of the unicoin rights financing obligation recorded on the Company’s consolidated balance sheet as of June 30, 2026, and December 31, 2025:

		Outstanding Unicoin Rights and Related Financing Obligation
Nature/Category of		June 30, 2026		December 31, 2025
Unicoin Right Holder	Form of Consideration	Units	Amount	Units	Amount
Sales to Investors	Cash, Digital Assets and Treasury Stock	1,909,460,360	$46,754,896	1,907,940,360	$46,718,121
Sales to Investors	Cash, Digital Assets	845,785,000	9,073,450	-	-
TransparentBusiness, Inc. Shareholders	Non-Cash Dividends	726,189,126	72,619	726,189,126	72,619
Employee, Contractors, Directors	Discretionary Compensation	522,395,275	52,240	522,395,275	52,240
Service Providers, Influencers and Employees	Services and Employee Labor	288,456,967	37,699,009	277,939,246	37,382,565
Subtotal		4,292,286,728	$93,652,214	3,434,464,007	$84,225,545
ITSQuest Contingent Divestiture Amendment	Contract Amendment	22,000,000	2,570,000	22,000,000	2,570,000
Five-Year Deferred Payment Plan	Cash	3,278,495,501	22,453,222	3,280,015,501	22,488,204
Ten-Year Prepaid Plan	Cash	3,488,380	1,028,397	7,714,046	2,196,422
Asset Swap and related commission	Land	464,896,751	1,443,682	464,896,751	1,443,682
UNCN Token on Uniswap	Digital Assets	32,897	8,454	-	-
Total		8,061,200,257	$121,155,969	7,209,090,305	$112,923,853

*	Unicoin rights certificates for units under the Five-Year Deferred Payment Plan and the Ten-Year Prepaid Plan will not be issued until the purchase transaction is completed under the terms discussed in the explanatory sections below for “Five-Year Deferred Payment Plan” and “Ten-Year Prepaid Plan”.

Sales to Investors

As of June 30, 2026, and December 31, 2025, the unicoin rights financing obligation associated with sales to Investors amounted to $55,828 thousand and $46,718 thousand, respectively. The cumulative amounts were received from completed cash and non-cash sales of unicoin rights in the Company’s various financing rounds at prices ranging from $0.01 to $0.75. Although there are no stated legal rights requiring the Company to return amounts received from investors, management believes the holders of unicoin rights have a reasonable right to either 1) receive the number of unicoins specified in their unicoin rights agreement upon the future launch of the unicoin or 2) a refund of the amount invested in anticipation of the future and launch of unicoins. Therefore, all amounts received from sales to Investors have been recorded as a unicoin rights financing obligation.

Dividend Issued to Shareholders

The Company declared and issued a non-cash dividend of unicoin rights, on a pro-rata basis, to all shareholders of record as of the dividend declaration date of February 10, 2022. This non-cash dividend was the initial issuance of unicoin rights, prior to finalizing any plan to market and sell rights in connection with any of the Company’s financing rounds, and at the time of the pro-rata distribution, management and the Board had not yet ascribed a value to such rights. As a result, the Company has ascribed a de minimis value to all unicoin rights issued to shareholders on February 10, 2022. As of June 30, 2026 and December 31, 2025, the unicoin rights financing obligation associated non-cash dividend of unicoin rights amounted to $73 thousand and $73 thousand respectively.

Discretionary Payments to Employees, Contractors and Directors

The Company has issued unicoin rights to certain employees, Board members and external contractors/consultants as discretionary awards. These unicoin rights were issued on a discretionary basis and do not indicate that employees, Board members or contractors/consultants are being rewarded with a specific value attributable to past or future services rendered by such individuals. The unicoin rights were also not issued as a replacement for, or in lieu of, cash or equity awards due under any type of pre-determined bonus or other incentive plan that quantifies a value that the holders are entitled to as a result of their services or performance. The Company believes that, because of the nature of these discretionary awards (i.e., nothing of specific value was exchanged to the Company in return), together with the legal disclaimer of any obligation to launch the unicoin within the terms of the unicoin rights agreement, on a per unicoin right basis, the amount that holders would be entitled to if the unicoin is not ultimately launched is de minimis in relation to the actual fair value per unicoin right. As of June 30, 2026, and December 31, 2025, the unicoin rights financing obligation associated with discretionary payments to employees, contractors and directors amounted to $52 thousand and $52 thousand, respectively.

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

These contracts do not specify the value of services rendered by the Influencer nor the specific format of engagement required. Because an “engagement” can represent something as simple as brief mention in a speaking engagement, or posting on a social media account, etc. management determined there is very little effort involved by the Influencer in order to perform services in a manner consistent with the contractual terms. As of June 30, 2026, and December 31, 2025, the unicoin rights financing obligation associated with unicoin rights issued to service providers, influencers and employees amounted to $37,699 thousand and $37,383 thousand, respectively.

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

The following table summarizes the pledged collateral pursuant to the deferred payment plan outstanding as of June 30, 2026, and December 31, 2025, based on the estimated fair value of such collateral at the time it was submitted:

	Estimated Fair Value of Collateral at Date Submitted
Form of Collateral Received	Outstanding as of June 30, 2026	Outstanding as of December 31, 2025
Cash	$570,506	$572,506
Digital Assets	97,996	97,996
Non-TransparentBusiness, Inc. Stock	1,769,980	1,769,980
TransparentBusiness, Inc. Shares of Common Stock	3,584,668	3,585,668
Unicoin Rights	30,452,967	30,452,967
Real Estate	15,176,914	15,176,914
Total	$51,653,031	$51,656,031

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

	June 30, 2026	December 31, 2025
Cash Receipts	$802,000	$1,759,500
Accrued Interest	226,397	436,922
Unicoin rights financing obligation from the Ten-Year Prepaid Plan	$1,028,397	$2,196,422

After five years following the deposit (the “interest vesting date”), a portion of these proceeds are entitled to earn cumulative (i.e., non-compounded) interest of 50%, which can either be withdrawn or applied to the purchase of unicoins. The remaining proceeds did not include a contractual interest rate. Proceeds subject to contractual interest are as follows:

	June 30, 2026	December 31, 2025
Proceeds subject to interest	$676,500	$1,513,000
Exempt from contractual interest	125,500	252,500
Total	$802,000	$1,765,500

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

Asset Swap Agreement and Related Commission

The Company records assets on the consolidated balance sheets for the fair value (as determined by a third-party specialist) of land and mining rights received in exchange of unicoin rights. The Company recorded investments in land and mining rights assets, and the respective unicoin rights financing obligation from asset swap agreements as of June 30, 2026, as follows:

Investment in Land/Unicoin Right Financing Obligation
Eco Club, Venezuela	$1
Vacant Land, California City	4,244
7R-Ranch, Texas	17,450
Investments in land	21,695
Commissions for asset swap agreements paid with unicoin rights	180,959
Unicoin rights financing obligation from asset swap agreements	$202,654

The following items include descriptions of the assets included in the table above:

-	Eco Club, Venezuela - On October 9, 2023, the Company entered into an asset swap agreement with Cesar Armando Sánchez Roberto, a resident of Venezuela, wherein the Company agreed to provide a total of 1,746,497 unicoin rights in exchange for real estate assets consisting of 175,265 square meters of land, located in Fundo el Chuponal del Sector la Entrada, Municipio Naguanagua Edo Carabobo, Venezuela. In March 2025, the Company completed its due diligence, released 1,746,497 unicoin rights and received the title for the real estate assets.

-	Vacant Land, California City - On February 9, 2024, the Company entered into an asset swap agreement with Vessa Jenine Rinehart-Phillips, a U.S. Citizen, wherein the Company agreed to provide a total of 747,600 unicoin rights in exchange for real estate assets consisting of vacant land in the city of California City.

-	Mining rights, Argentina - On August 7, 2024, TransparentBusiness entered into an asset swap agreement with Electroquimica del Neuquen S.A., an Argentine corporation (the “Argentina Seller”), pursuant to which the Argentina seller acquired rights to obtain 420,000,000 unicoin rights from the Company in exchange for the disposition of certain real estate assets described in the asset swap agreement (the “Argentina Real Estate Assets”) of the Argentina seller to the Company (the “Argentina Transaction”).

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

-	7R-Ranch - Texas - In 2024, TransparentBusiness entered into an asset swap agreement with Randal P. Shaffer, a citizen from the United States, pursuant to which the Randal Investor acquired rights to obtain 153,244 unicoin rights from the Company in exchange for the disposition of certain real estate assets described in the asset swap agreement of the Randal Investor to the Company.

Unicoin Rights Issued to Related Parties

The unicoin rights issuances discussed above include a total of 1,287 million unicoin rights valued at $4,821 thousand and 1,287 million unicoin rights valued at $4,815 thousand, which represent the cumulative amounts issued to related parties as of June 30, 2026 and December 31, 2025. The composition of these is summarized in the following table:

		Outstanding Unicoin Rights and Related Financing Obligation
		June 30, 2026		December 31, 2025
Nature/Category	Relationship	Units	Amount	Units	Amount
Sales to Investors	Officers and Directors	54,006,000	$46,200	54,006,000	$46,200
TransparentBusiness, Inc. Shareholders (Dividends)	Officers and Directors	549,753,656	54,975	549,753,656	54,975
Discretionary Awards	Officers, Directors & their Families	178,244,908	18,317	178,244,908	18,317
Consideration for Services	Officers, Directors & their Families	13,175,404	1,678,818	12,575,404	1,672,818
ITSQuest Contingent Divestiture Amendment	Former Owners of ITSQuest	22,000,000	2,570,000	22,000,000	2,570,000
Five-Year Deferred Payment Plan	Officers, Directors & their Families	469,999,900	452,500	469,999,900	452,500
Total		1,287,179,868	$4,820,810	1,286,579,868	$4,814,810

Other Matters

As of June 30, 2026, and December 31, 2025, the Company had $141 thousand and $1,418 thousand, respectively, of cash deposits pursuant to completion of the due diligence process required before issuance of common stocks or unicoin right certificates. This amount is included in other current liabilities on the consolidated balance sheet and in proceeds from sales of unicoin rights on the consolidated statements of cash flows.

Transaction Loss on Repurchase of Unicoin Rights

During the six months ended June 30, 2026, and 2025, the Company recorded a transaction gain/(loss) on repurchase of unicoin rights amounting to $0 thousand and $7 thousand, respectively.

-

During the six months ended June 30, 2026, and 2025, the transaction gain/(loss) included $0 thousand and $7 thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration. This component of the transaction loss results from differences between the fair value of the unicoin rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such unicoin rights.

-	During the three months ended June 30, 2026, and 2025, the transaction gain/(loss) included $0 thousand and $0 thousand, respectively, due to investors under the five-year deferred payment plan that paid installments using previously acquired unicoin rights as consideration. This component of the transaction loss results from differences between the fair value of the unicoin rights as of the time of installment under the five-year deferred payment plan compared to the initial acquisition cost of such unicoin rights.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock with 784,207,180 and 783,690,180 shares of common stock issued and 742,679,936 and 742,165,436 outstanding, net of treasury stock, as of June 30, 2026 and December 31, 2025, respectively. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, pre-emptive, or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Issuance of Common Stock

During the three months ended June 30, 2026, the Company did not issue any shares of common stock in connection with financing activities. During the six months ended June 30, 2026, the Company raised cash of $31 thousand through the issuance of common stock as follows:

	Six Months Ended June 30, 2026
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	2,000	$0.40	$800
Round 9	15,000	2.00	30,000
Total stock issued	17,000		$30,800

During the three months ended June 30, 2025, the Company received proceeds of $153 thousand through the issuance of common stock as follows:

	Three Months Ended June 30, 2025
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	2,500	$0.40	$1,000
Round 8	145,900	1.00	145,900
Round 9	3,250	2.00	6,500
Total stock issued	151,650		$153,400	*

*	Total proceeds from the issuance of common stock for the three months ended June 30, 2025 of $153 thousand, consisted of $148 thousand and $5 thousand in cash and digital assets, respectively

	Six Months Ended June 30, 2025
Common Stock Issuances by Round	Shares	Weighted Average Price per Share	Proceeds
Round 6	5,000	$0.40	$2,000
Round 8	1,903,506	1.00	1,903,506
Round 9	3,250	2.00	6,500
Total stock issued	1,911,756		$1,912,006	*

*	Total proceeds from the issuance of common stock for the six months ended June 30, 2025 of $1,912 thousand, consisted of $1,891 thousand and $21 thousand in cash and digital assets, respectively

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

Repurchases of Common Stock

During the three months ended June 30, 2026 and 2025, the Company repurchased 0 shares and 9,531 shares of common stock shares in exchange for consideration of $0 thousand and $2 thousand respectively, which were recorded as treasury stock. During the six months ended June 30, 2026 and 2025, the Company repurchased 2,500 and 31,537 shares in exchange for $1 thousand and $6 thousand, respectively. The repurchases were recorded as treasury stock.

Treasury stock is recorded on the condensed consolidated balance sheets at cost and is reflected as an increase to stockholders’ deficit.

NOTE 8 – STOCK-BASED COMPENSATION

For the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $0 thousand and $144 thousand, respectively, all of which related to the vesting of restricted stock units (RSUs). For the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $0 thousand and $157 thousand, respectively, and all stock-based compensation expense recognized during each period was recorded within general and administrative expense in the Condensed Consolidated Statements of Operations.

Restricted Stock Units (“RSUs”) Classified as Equity

During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $144 thousand, and $0 and $157 thousand of stock based compensation expense relating to equity classified RSU’s during the six months ended June 30, 2026 and 2025 respectively. There was no RSU activity during the three and six months ended June 30, 2026 and there were no RSUs outstanding as of June 30, 2026.

Stock Options

There was no stock-option activity during the three and six months ended June 30, 2026. The following is a summary of stock options outstanding as of June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Ending balance as of June 30, 2026	55,110,881	$0.031	4.61	$2,550,841
Vested and exercisable as of June 30, 2026	55,110,881	$0.031	4.61	$2,550,841

As of June 30, 2026, there was no unrecognized stock-based compensation for stock options because all outstanding shares were fully vested. For the three months ended June 30, 2026, and 2025, there was no stock-based compensation for stock options. For the six months ended June 30, 2026, and 2025, there was no stock-based compensation for stock options.

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

There was no activity related to common stock warrants during the three months and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, 9,800,000 warrants were outstanding. The warrants were initially recorded in additional paid-in capital at a weighted-average fair value of $0.01 per warrant.

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

Financial Results of Discontinued Operations:

The following table summarizes the results of operations for the ITSQuest business:

	Three Months Ended June 30 2025	Six Months Ended June 30 2025
Total Revenues	$4,095,958	$8,000,383
Cost of Sales	(3,284,369)	(6,449,954)
Gross Profit	811,589	1,550,429
Operating Expenses	(582,907)	(1,409,310)
Operating Loss	228,682	141,119
Interest Income	18,915	39,825
Net Loss from Discontinued Operations	247,597	180,944
Income Tax	(53,724)	(45,175)
Net loss from Discontinued Operations	$193,873	$135,769

The following is a summary of assets and liabilities attributable to discontinued operations:

June 30, 2025
ASSETS
Cash and equivalents	$2,353,715
Accounts receivable, net	1,641,626
Prepaid and other current assets	35,010
Indemnification asset (*)	5,329,935
Property, Plant and Equipment — Net	2,198
Intangible — Net	2,155,139
Right of Asset	109,654
Goodwill	3,865,695
Total Assets, discontinued operations	$15,492,972
LIABILITIES
Accounts payable and accrued liabilities	$415,179
Lease Liability	112,173
Other Liability	30,463
Deferred Tax liability (*)	5,084,930
TOTAL LIABILITY	$5,642,745

(*)	The Company was previously the primary obligor for certain historical tax liabilities associated with the ITSQuest business. These obligations, along with the related indemnification rights, were transferred to the sellers upon the effective date of the divestiture. As of June 30, 2025, the Company had a Deferred Tax Liability of $5,085 related to a New Mexico Gross Receipts Tax assessment and a corresponding Indemnification Asset of $5,330. Because these items were components of the ITSQuest disposal group prior to the loss of control, they are included within the major classes of assets and liabilities of discontinued operations in the 2025 Consolidated Balance Sheet presented above.

In accordance with ASC 205-20, the Company’s policy is to allocate interest expense to discontinued operations only to the extent that the debt is specifically identifiable to the operations of the discontinued component or is required to be repaid as a result of the disposal transaction. For the months ended June 30, 2026, and 2025, the Company determined that no interest expense was attributable to ITSQuest. All outstanding debt and associated interest expenses during these periods related to corporate-level financing facilities held by TransparentBusiness, Inc., which were not required to be repaid as a result of the divestiture.

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

Finch and Arochi, Case No. 1:25-cv-07939-AS. On September 24, 2025, a putative class action complaint was filed in the United States District Court for the Southern District of New York against Unicoin and certain current and former officers, captioned Finch, et al. v. Unicoin Inc., et al., Case No. 1:25-cv-07939. On November 6, 2025, a separate putative class action complaint was filed in the United States District Court for the Southern District of New York against Unicoin and certain current and former officers, captioned German Arochi, individually and on behalf of all others similarly situated v. Unicoin Inc., et al., Case No. 1:25-cv-09273. On February 5, 2026, the Court entered a stipulation and order consolidating the Finch and Arochi actions into a single proceeding captioned In re Unicoin, Inc. Investor Litigation, Case No. 1:25-cv-07939-AS. The order also stayed the consolidated class action pending final resolution, including any appeals, of the SEC enforcement action, Case No. 1:25-cv-04245-AS. The Arochi action was closed as a consolidated member case. Collectively, these actions are referred to as “Finch and Arochi Complaints.”.

The Finch and Arochi complaints allege, among other things, violations of New York General Business Law §§ 349 and 350, as well as related claims or causes of action, in connection with the Company’s marketing of Unicoin Rights Certificates. The Company was served in the Finch action on October 24, 2025, and waivers of service were executed for all defendants in the Finch and Arochi actions on November 11, 2025. As of December 31, 2025, no responsive pleadings had been filed and no scheduling order had been entered in either action.

The Company believes the claims are without merit and intends to defend the consolidated matter vigorously. The Company is unable to predict the outcome of this matter or reasonably estimate a range of possible loss, if any, at this time.

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

The following legal matters were settled by the Company in the periods presented:

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

On March 28, 2026, the parties entered into a settlement agreement resolving all claims asserted in the action without any admission of liability or wrongdoing by the defendants. Pursuant to the settlement, the Company (i) issued 500,000 shares of common stock, which had a total estimated fair value of approximately $30 thousand as of the settlement date; (ii) issued 500,000 unicoin rights, which had a total estimated fair value of approximately $5 thousand as of the settlement date; and (iii) paid $15 thousand to Mr. Pickholz’s legal counsel for attorneys’ fees and expenses. This case was dismissed with prejudice.

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

Asset Swap Agreements

As of June 30, 2026, and through the filing date of these consolidated financial statements, the Company has signed certain asset swap agreements where consideration consisted of unicoins. Because the unicoin has not been delivered and listed for trading yet, management cannot yet ascertain control over the assets included in such asset swap agreements. Accordingly, management has not recorded these transactions in the consolidated balance sheet. In certain cases, the agreements include project failure or escrow provisions tied to a token launch timeline. Where such conditions have lapsed without fulfillment, the agreements are considered terminated or abandoned in accordance with their terms. Management is currently evaluating next steps, including the legal and accounting implications of such terminations, as well as whether to engage counterparties to renegotiate or revive any of the affected transactions under revised terms. The following represents summaries of each transaction:

●	“Philippines/PNG Portfolio”: On June 9, 2026, the Company entered into asset swap agreements with a number of property sellers holding real estate located in the Philippines and one property in Papua New Guinea, pursuant to which the sellers agreed to transfer title to the specified real estate assets (with an aggregate estimated value of $1.58 billion) to the Company in exchange for a total of 8,851,480,172 unicoin tokens (UNCN), issuable via smart contract upon delivery of executed Deeds of Absolute Sale and other documents necessary to transfer title. The unicoin tokens are to unlock 20% on the date of the public launch of UNCN (currently scheduled for September 28, 2026) and 5% per month thereafter. Because Philippine law requires that 60% of the land associated with each asset be owned by Philippine persons, the Company’s affiliated Philippine entity will hold legal title to the assets on the Company’s behalf. The identities of the sellers, the Company’s nominees, and the specific real estate assets have not been disclosed, as the Company has determined such information to be immaterial and confidential, and this filing will be incorporated by reference into future filings in satisfaction of Item 601(b)(10) of Regulation S-K. As of the date of this report, no deeds have been transferred under this agreement. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet have not been met.

●	“Philippines Portfolio II”: On June 15, 2026 and June 17, 2026, the Company entered into additional asset swap agreements with property sellers holding real estate located in the Philippines, pursuant to which the sellers agreed to transfer title to the specified real estate assets (with an aggregate estimated value of $757.8 million) to the Company in exchange for a total of 4,242,049,002 unicoin tokens (UNCN), issuable via smart contract upon delivery of executed Deeds of Absolute Sale and other documents necessary to transfer title. As with the agreements described above, the unicoin tokens are to unlock 20% on the date of the public launch of UNCN (currently scheduled for September 28, 2026) and 5% per month thereafter, and the Company’s affiliated Philippine entity will hold legal title to the assets to satisfy Philippine land-ownership requirements. The identities of the sellers, the Company’s nominees, and the specific real estate assets have not been disclosed, as the Company has determined such information to be immaterial and confidential. As of the date of this report, no deeds have been transferred under these agreements. Accordingly, management has determined that the criteria for recognition of these transactions on the consolidated balance sheet have not been met

●	“Restrepo”: On July 29, 2024, the Company entered into an asset swap agreement (as amended) with Grupo Spira S.A.S., a company organized under the laws of Colombia, pursuant to which the seller agreed to transfer 100% ownership of certain real estate assets to the Company in exchange for rights to receive 4,340,000 unicoin tokens. Pursuant to the terms of the asset swap agreement, the seller is required to transfer the asset by deed. While due diligence has been completed, the transfer of title has not yet occurred. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

●	“Buona Vista”: On September 26, 2024, the Company entered into an Asset Swap Agreement (the “Agreement”) pursuant to its 140 Program with Victor Raul Montenegro Criado, an individual citizen of Peru, and Villa Paradiso S.A.C., a company organized under the laws of Peru (collectively referred to in this paragraph only as the “Seller”). Under the Agreement, the Seller agreed to transfer 100% of the ownership interest in Buona Vista – Casas Club & Resort S.A.C., a Peruvian entity holding certain real estate assets, to the Company in exchange for rights to receive 61,795,216 unicoin tokens. The unicoin token rights will be issued in three tranches, contingent upon the achievement of specified construction milestones related to the real estate assets. The initial ICO date was set for September 30, 2024, and was subsequently extended to March 30, 2025, pursuant to an amendment dated October 23, 2024. The Company did not proceed with the ICO by the extended deadline of March 30, 2025. Accordingly, on April 23, 2025, the parties executed a second amendment to revive and amend the original Agreement, extending the ICO deadline to December 31, 2025. The Company has instructed local counsel to initiate steps to move the transaction to escrow. As of the date of this report, the transaction has not yet moved to escrow; title to the assets has not transferred, and no unicoin rights have been issued in connection with the transaction. Accordingly, management has determined that the criteria for recognition of this transaction on the consolidated balance sheet has not been met.

●	“Bahamas”: On January 24, 2024, the Company entered into two Asset Swap Agreements pursuant to its 140 Program to acquire the beneficial interest in two Bahamian entities, Long Island Investments Ltd. and Newport Harbour Ltd. (collectively referred to in this paragraph only as the “Landholding Companies”), which collectively own specified real estate parcels in the Bahamas. In exchange, the Company agreed to issue a total of 1,108,863,283 unicoin rights. On March 25, 2024, the parties executed an amendment clarifying certain rights and obligations, including provisions related to the conversion of the beneficial interest into full legal ownership. Under the Agreements, as amended, the Company obtained a beneficial interest in the Landholding Companies through a trust declaration, with the option to convert its beneficial interest into full legal ownership of the entities. The Agreements also included a rescission clause stipulating that if the unicoin tokens are not created and listed on crypto exchanges within nine months, the Agreements would terminate, and the assets and unicoin rights would revert to the Investors and Company, respectively. The Company did not proceed with the ICO as anticipated under the original Agreements. Accordingly, on September 27, 2024, the parties executed

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

●	“Greenmall Venezuela”: On November 1, 2023, the Company entered into an asset swap agreement with Shine Investment Corp. a company organized under the laws of Panama (referred to in this paragraph only as the “Seller”), pursuant to which the seller agreed to transfer 100% of the ownership interest in Inversiones Inmobiliarias Petroin CA, a Venezuelan entity owning certain real estate assets, to the Company, in exchange for rights to receive 11,496,800 unicoin rights. Under the terms of the asset swap agreement, all corporate documents related to the transaction were deposited in escrow pending the transfer of the consideration to the designated wallet. As of the date of this report, although the agreement remains in effect, the escrow period has lapsed, the escrow agent has returned the corporate documents to the Seller, and the transaction has not been consummated. Accordingly, management has determined that the criteria for recognition of this transaction in the consolidated balance sheet has not been met.

●	“Colorado”: On October 23, 2023, the Company entered into an Asset Swap Agreement (as amended) with Bart M. Gould and Rozalyn S. Gould, husband and wife residing in the United States (collectively referred to in this paragraph only as the “Sellers”), pursuant to which the Company agreed to acquire certain real estate assets in exchange for 11,564,000 unicoins. On April 23, 2024, the parties amended the Agreement to include a condition requiring that the deed to the assets be released to the Company upon the issuance of the unicoins to the Sellers and their subsequent listing and tradability on a token trading platform or exchange. As of the date of this report, the transaction has not closed, title has not been transferred, and no unicoin rights have been issued in connection with the transaction. Accordingly, management has not met the control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Club 51”: On October 20, 2023, the Company entered into an asset swap agreement with International Mame Industry SAPI de CV, a company organized under the laws of Mexico, pursuant to which the Company agreed to acquire 20% of the equity interest in the Club 51 business, controlled by International Mame Industry SAPI de CV and its subsidiaries. The Club 51 business, which consists of a series of exclusive business clubs, is currently distributed among multiple entities, and is to be reorganized and consolidated prior to closing, such that the Company is to receive a 20% ownership interest in the Club 51 businesses, in exchange for 100,000,000 unicoins. This transaction remains in the due diligence phase, as the corporate consolidation of the Club 51 entities remains incomplete. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Antigua”: On October 16, 2023, the Company entered into an asset swap agreement with Five Island Lands Trust (referred to in this paragraph only as the “Investor”) pursuant to the Company’s 140 Program. The agreement provided that the Company, as the issuer of unicoins, warranted that the ICO would be launched on or before November 15, 2023. If the ICO did not occur by the specified date, the Agreement required the parties to negotiate a new ICO date in good faith within 45 days of the original ICO date. The parties were unable to reach an agreement on a new ICO date. While the agreement does not expressly state that the failure to launch by the ICO date would terminate the Agreement, it does provide that “failure to effect the planned ICO” permits the parties to “challenge the agreement.” As of the date of this report, the transaction has not closed, title to the assets has not transferred, no unicoin rights have been issued, and the agreement remains subject to potential challenge. Accordingly, management has not met the control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Eden Grand Resort”: On August 31, 2023 the Company entered into an asset swap agreement with Mr. Mohammad Al Saeed Adnan and Mr. Chai Trongchitnimit, pursuant to which the Company agreed to acquire certain real estate assets in Chonburri, Thailand in exchange for 671,206,755 unicoins. The assets are to be delivered to Genniwine Inc., a corporation organized under the laws of Thailand, of which the Company controls 49% pursuant to a shareholder agreement in which Alex Konanykhin, acting for the Company, receives the full economic benefits of Genniwine. The assets consist of a development project for a 6-story condominium resort which is under construction, with the unicoins payable in three tranches: (i) 34% deliverable at closing and transfer of title to the Property; (ii) 33% deliverable when construction of the structures proposed to be built on the property is 50% complete; and (iii) 33% deliverable when construction of the structures proposed to be built on the property is 100% complete. Deeds to the assets are currently held in escrow pending delivery of unicoin tokens. The investor has not sought to terminate the escrow arrangement despite the re-scheduling of the exchange listing of Unicoin. Management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Finca La Esperanza”: On July 27, 2023, the Company entered into an agreement with Eugenio de la Torre (referred to in this paragraph only as the “Investor”), pursuant to which the Company agreed to issue 36,400,000 unicoins rights in exchange for real estate assets consisting of the agricultural farm known as “Finca La Esperanza,” located in Cumaribo, Vichada, Colombia. The assets were transferred to the Company by deed on October 23, 2023, and recorded with the local registry in February 2024. The agreement includes a project failure clause, which stipulates that if the unicoin token was not both tokenized and released for trading within 12 months of the agreement date, the transaction would be deemed terminated, requiring each party to return their respective contributions. As the 12-month period has now lapsed without the token being released for trading, the agreement is deemed terminated in accordance with its terms. This triggers reversionary rights: the real estate assets are to be returned to the Investor, and the 36,400,000 unicoins rights are to be returned to the Company. Management is currently evaluating next steps, including the legal and logistical process for effecting the reversals, the accounting implications of the transaction, and whether it may be appropriate to engage the Investor in discussions regarding the potential modification or removal of the clawback provisions under the agreement. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

●	“Thai Villas”: On May 5, 2023, the Company entered into an asset swap agreement with M.E. Construction, a company organized under the laws of Thailand, pursuant to which the Company agreed to acquire certain real estate assets in Chonburri, Thailand in exchange for 12,800,000 unicoins. The assets are to be delivered to Genniwine Inc., a corporation organized under the laws of Thailand, of which the Company controls 49% pursuant to a shareholder agreement in which Alex Konanykhin, acting for the Company, receives the full economic benefits of Genniwine. The assets are eight villas under construction, with the unicoins payable in two tranches: (i) 60% payable upon execution of the transaction, and (ii) 40% payable upon completion of construction and delivery of the completed assets to the Company. Deeds to the assets are currently held in escrow pending delivery of unicoin tokens. The escrow arrangement terminates if tokenized coins not delivered by April 30, 2024, but only with notice from the escrow agent that the transaction is terminated, which notice has not yet been provided. Accordingly, management has not met control criteria for recognition of this transaction in the consolidated balance sheet.

NOTE 12 – RELATED PARTY TRANSACTIONS

Unicoin Rights Issued to Related Parties

As discussed in Note 6, as of June 30, 2026, and December 31, 2025, outstanding unicoin rights issued to related parties amounted to 1,287 million unicoin rights valued at $4,821 thousand and 1,287 million unicoin rights valued at $4,815 thousand, respectively.

Receivable from related party

In February and March 2026, the Company entered into a credit facility and related equity arrangements with SafeBets.world Inc. (“SafeBets”), an entity founded and solely owned by the Company’s Chief Executive Officer and co-founder, Alex Konanykhin. On February 14, 2026, the Company executed an agreement to provide SafeBets with a revolving line of credit of up to $5.0 million. All outstanding principal and any accrued interest, calculated at 5% per annum, drawn from the Credit Line shall be due and payable in full on December 31, 2029 (the “Maturity Date”). In connection with this arrangement, SafeBets agreed to issue 50 million shares of its common stock to the Company. Because SafeBets is a newly formed, private entity without a proven revenue model or observable market transactions, management determined the fair value of the equity received was de minimis at the inception of the agreement. Accordingly, the initial cost basis of the investment is recorded at $0.

As of June 30, 2026, the outstanding principal balance drawn on the revolving line of credit was $1,068 thousand, which is presented in the Company’s Condensed Consolidated Balance Sheets as Receivable from related party. The Company evaluates the outstanding balance for expected credit losses under the ASC 326 framework. Management concluded that no valuation allowance is required as of June 30, 2026, due to the recent execution of the facility, the absence of any past-due payments, and the alignment of interests given the related-party nature of the borrower. Subsequent to June 30, 2026, SafeBets successfully raised independent funding and repaid $240 thousand of the principal balance, further supporting the collectability of the outstanding amount.

Receivable from affiliates

The Company pays certain operating expenses on behalf of related party entities. These amounts are generally reimbursed by the related parties in the normal course of business. The Company had receivables due from various related parties of $105 thousand and $52 thousand as of June 30, 2026 and December 31, 2025, respectively. These amounts are presented in the Company’s Condensed Consolidated Balance Sheets, within Current Assets as Receivable from affiliates.

NOTE 13 – INCOME TAXES

The Company’s annual effective tax rate from continuing operations was (0.03)% and (0.02)% for the three months ended June 30, 2026, and 2025, respectively. The resulting effective tax rates were (0.03)% and (0.01)% for the six months ended June 30, 2026, and 2025, respectively. The company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the valuation allowance recorded against the company’s deferred tax asset. During the three months and six months ended June 30, 2026, and 2025, there were no significant changes to the total amount of unrecognized tax benefits.

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

Potentially dilutive securities consist of stock options, restricted stock units, and warrants to purchase common stock.

Calculation of net losses per share from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(2,119,886)	$(2,260,380)	$(4,651,004)	$(4,314,952)
Less: Related loss attributable to NCI	(62,605)	(107,659)	(123,863)	(153,854)

Net loss from continuing operations, attributable to common shareholders	$(2,057,281)	$(2,152,721)	$(4,527,141)	$(4,161,098)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,679,936	741,672,903	742,428,524	741,058,919

Net loss per common share from continuing operations attributable to TransparentBusiness, Inc., basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Calculation of net losses per share from discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Numerator:
Net Income from discontinued operations	$-	$193,873		$-	$135,769
Less: Related income attributable to NCI	-	94,998		-	66,527

Net Income from discontinued operations, attributable to TransparentBusiness, Inc.	$-	$98,875	$		$69,242

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,679,936	741,672,903		742,428,524	741,058,919

Net income per common share from discontinued operations attributable to TransparentBusiness, Inc., basic and diluted	$0.00	$0.00		$0.00	$0.00

Calculation of net losses per share attributable to TransparentBusiness, Inc. is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,119,886)	$(2,066,507)	$(4,651,004)	$(4,179,183)
Less: Net loss attributable to NCI	(62,605)	(12,662)	(123,863)	(87,327)

Net loss attributable to TransparentBusiness, Inc.	$(2,057,281)	$(2,053,845)	$(4,527,141)	$(4,091,856)

Denominator:
Weighted average common shares outstanding used to compute basic and diluted loss per share	742,679,936	741,672,903	742,428,524	741,058,919

Net loss per common share attributable to TransparentBusiness, Inc., basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options outstanding	55,110,881	55,110,881	55,110,881	55,110,881
Warrants for common stock	9,800,000	9,800,000	9,800,000	9,800,000
Restricted stock units	-	625	-	625

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

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026			2025
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$231,891	$8,100	$239,991	$558,042	$49,697	$607,739
Subscription revenues	24	829	853	24	6,826	6,850
Unicorn Hunters	171	-	171	-	-	-
Total revenues	$232,086	$8,929	$241,015	$558,066	$56,523	$614,589

The following tables set forth certain reportable segment information relating to where the Company derived its revenue for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
	2026			2025
	United States	Foreign countries	Consolidated	United States	Foreign countries	Consolidated
Staffing revenues	$459,810	$22,738	$482,548	$1,122,197	$124,554	$1,246,751
Subscription revenues	48	1,661	1,709	72	15,512	15,584
Unicorn Hunters	171	-	171	19	-	19
Total revenues	$460,029	$24,399	$484,428	$1,122,288	$140,066	$1,262,354

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$853	$239,991	$171	$241,015
Cost of revenues	-	189,514	6,750	196,264
Gross profit (loss)	$853	$50,477	$(6,579)	$44,751

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$6,850	$607,739	$-	$614,589
Cost of revenues	-	506,406	5,850	512,256
Gross profit (loss)	$6,850	$101,333	$(5,850)	$102,333

The following tables set forth certain reportable segment information relating to the Company’s operations for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$1,709	$482,548	$171	$484,428
Cost of revenues	-	385,209	13,500	398,709
Gross profit (loss)	$1,709	$97,339	$(13,329)	$85,719

The following tables set forth certain reportable segment information relating to the Company’s operations for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	SaaS	TaaS	Unicorn Hunters	Consolidated
Revenues	$15,584	$1,246,751	$19	$1,262,354
Cost of revenues	-	1,028,729	11,700	1,040,429
Gross profit (loss)	$15,584	$218,022	$(11,681)	$221,925

The following table includes a reconciliation of Gross Profit allocated to segments to Loss Before Income Taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross Profit allocated to segments, net	$44,751	$102,333	$85,719	$221,925
Expenses not allocated to segments, net*	(2,163,987)	(2,362,367)	(4,735,273)	(4,536,531)
Loss Before Income Taxes	$(2,119,236)	$(2,260,034)	$(4,649,554)	$(4,314,606)

*	Includes mainly Unicoin marketing expense, stock-based compensation, unicoin right transaction gain or Loss, and other Gen admin expenses, Amortization of intangibles, Bad debt expense and other Gen admin expense Software Development Expense, Impairment of investments in privately held companies, interest income (expense), net, other income (expense), net.

There were no material transactions between reportable segments during the six months ended June 30, 2026 and 2025.

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

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the condensed consolidated financial statements other than those described below:

●	Subsequent to June 30, 2026, the Company received cash $25 thousand related to new rounds of unicoin rights, representing the investor’s rights to receive utility tokens in the future, when these become available.

●	Subsequent to June 30, 2026, the Company determined that its $200,000 investment in Margik, which was originally acquired as part of a revenue arrangement with Unicorn Hunters, was not recoverable and accordingly wrote down the investment to zero. This conclusion was based on Margik’s reduced level of operations and continued difficulty obtaining additional financing. The investment was included in Investments in privately held companies on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

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

UH Properties Inc.

While TransparentBusiness, Inc. does not hold any ownership interest in UH Properties Inc. (a company organized under the laws of the Philippines), it may be entitled to receive an economic interest from properties currently owned or acquired in the future by UH Properties, pursuant to a partnership agreement which provides that TransparentBusiness, Inc. will own one hundred percent (100%) of all investments within the Philippines. Under the terms of the agreement, all profits and losses shall be borne by UH Properties Inc., the domestic Philippine corporation created to manage such investments.

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

UII agrees to provide funding to TransparentBusiness (previously Unicoin Inc.) via its own fundraising efforts in consideration for TransparentBusiness’s entry into this Agreement and for the services provided pursuant to this Agreement. The TransparentBusiness Funding shall be made available by TransparentBusiness to the TransparentBusiness in accordance with the agreed schedule and conditions. UII reserves the right to adjust the funding schedule based on TransparentBusiness’s compliance with the milestones and performance metrics, which may be defined or adjusted in a separate addendum to this Agreement.

Token Structure

In addition to the businesses it operates through its subsidiaries, the Company tokenized a token called unicoin (“unicoins” or “tokens”). While earlier statements contemplated the potential for unicoins to be supported by reference to certain assets, the Company is currently reassessing this approach in light of evolving regulatory guidance from the U.S. Securities and Exchange Commission. The Company has reviewed and updated its approach to the unicoin token structure in light of evolving regulatory commentary and internal strategic considerations. While prior communications referenced the potential for unicoins to be “asset-backed”, the Company has clarified that it never intended or promised to collateralize the tokens or tie them to any specific pool of assets. Instead, the Company intends to use part of the assets received for unicoins to support long-term token value by funding Unicoin Foundation.

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

Unicoins

TransparentBusiness, Inc. developed a token called unicoin (“unicoins” or “tokens”). We intend to mint a total of 25 billion unicoins. A portion of the minted unicoins will be retained by us; accordingly, the value of these retained unicoins could benefit our stockholders. As of August 4, 2026, we have sold unicoin presale certificates (“Certificates”) to acquire up to approximately 1.9 billion unicoins and raised approximately $46.8 million. We sold and issued certificates up to approximately 0.9 billion non-security utility issuance of approximately $9.2 million. We have also agreed to issue Certificates for up to approximately 3.3 billion unicoins through our deferred payment plans (approximately 194 million of which have been issued). Through these deferred payment programs, we are contractually entitled to future installment payments of $569 million (which, if not made, will result in us retaining collateral contributed to us to secure a portion of the payment obligations). Additionally, we have issued Certificates for approximately (i) 726 million unicoins to our stockholders, (ii) 522 million unicoins as discretionary compensation payments to insiders, including employees, (iii) 288 million unicoins to service providers and influencers, (iv) 22 million unicoins to the founders of our affiliate, ITSQuest, and (v) 1.21 billion unicoins through real estate transactions (of which 1.145 billion are cancelable or in an escrow arrangement pending tokenization and title transfer). The Company intends to make unicoins a network token on SafeBets.world, a prediction platform.

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

Significant Related Party Transactions

A total of 1,287 million unicoin rights valued at $4,821 thousand and 1,155 million unicoin rights valued at $2,775 thousand were issued to related parties as of June 30, 2026, and 2025, respectively. A total of 600 thousand unicoin rights valued at $6 thousand and 600 thousand unicoin rights valued at $6 thousand were issued to related parties during the six months ended June 30, 2026, and 2025, respectively.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026 and 2025 from our condensed consolidated financial statements, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Six Months Ended June 30,
	2026	% of Total Revenues	2025	% of Total Revenues
REVENUES:
Staffing revenues	$482,548	100%	$1,246,751	99%
Subscription revenues	1,709	0%	15,584	1%
Unicorns revenues	171	0%	19	0%
Total Revenues	484,428	100%	1,262,354	100%
COST OF REVENUES:
Staffing cost of revenues	385,209	80%	1,028,729	81%
Subscription cost of revenues	-	0%	-	0%
Unicorns cost of revenues	13,500	3%	11,700	1%
Total Cost of Revenues	398,709	82%	1,040,429	82%
GROSS PROFIT	85,719	18%	221,925	18%
OPERATING COSTS AND EXPENSES
General and administrative	3,209,562	663%	4,377,914	347%
Sales and marketing	1,646,870	340%	18,087	1%
Research and development	69,882	14%	-	0%
TOTAL OPERATING COSTS AND EXPENSES	4,926,314	1017%	4,396,001	348%
LOSS FROM OPERATIONS	(4,840,595)	(999)%	(4,174,076)	(331)%
Interest income (expense), net	168,145	35%	(70,491)	(6)%
Other income (expense), net	22,896	5%	(70,039)	(6)%
LOSS BEFORE INCOME TAXES	(4,649,554)	(960)%	(4,314,606)	(342)%
Income tax benefit (expense)	(1,450)	0%	(346)	0%
Net Income from discontinued Operations	-	0%	135,769	11%
NET LOSS AND COMPREHENSIVE LOSS	(4,651,004)	(960)%	(4,179,183)	(331)%
Net income (loss) attributable to the non-controlling interest	(123,863)	(26)%	(87,327)	(7)%
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(4,527,141)	(935)%	$(4,091,856)	(324)%

Revenues

The following table presents our revenue for the periods indicated.

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
TAAS revenues	$239,991	$607,739	$(367,748)	(61)%
SAAS revenues	853	6,850	(5,997)	(88)%
Unicorns revenues	171	-	171	100%
Total Revenues	$241,015	$614,589	$(373,574)	(61)%

	Six Months Ended June 30,
	2026	2025	Change ($)	Change (%)
TAAS revenues	$482,548	$1,246,751	$(764,203)	(61)%
SAAS revenues	1,709	15,584	(13,875)	(89)%
Unicorns revenues	171	19	152	800%
Total Revenues	$484,428	$1,262,354	$(777,926)	(62)%

Total revenues decreased by $374 thousand, or (61)%, to $241 thousand for the three months ended June 30, 2026, from $615 thousand for the three months ended June 30, 2025 and comprised 100% of our total revenues.

Total revenues decreased by $778 thousand, or (62)%, to $484 thousand for the six months ended June 30, 2026, from $1,262 thousand for the three months ended June 30, 2025 and comprised 100% of our total revenues.

TaaS. TAAS revenues decreased by $764 thousand, or (61)%, to $483 thousand for the six months ended June 30, 2026, from $1,247 thousand for the six months ended June 30, 2025. The decrease was primarily due to a decrease in SheWorks related revenues.

TaaS. TAAS revenues decreased by $368 thousand, or (61)%, to $240 thousand for the three months ended June 30, 2026, from $608 thousand for the three months ended June 30, 2025. The decrease was primarily due to a decrease in SheWorks related revenues.

SaaS. Our SaaS business is currently being phased out of our operations through customer attrition, and are no longer the focus of our efforts.

Unicorns. Unicorn did not release any episodes of Unicorns during the six June 30months ended June 30, 2026 and 2025.

Cost of Revenues

The following table presents our cost of revenues for the periods indicated.

	Six Months Ended June 30,
	2026	2025	Change ($)	Change (%)
TAAS cost of revenues	$385,209	$1,028,729	$(643,520)	(63)%
SAAS cost of revenues	-	-	-	-
Unicorns cost of revenues	13,500	11,700	1,800	15%
Total Cost of Revenues	$398,709	$1,040,429	$(641,720)	(62)%

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
TAAS cost of revenues	$189,514	$506,406	$(316,892)	(63)%
SAAS cost of revenues	-	-	-	-%
Unicorns cost of revenues	6,750	5,850	900	15%
Total Cost of Revenues	$196,264	$512,256	$(315,992)	(62)%

Total cost of revenues decreased by $642 thousand, or (62)%, to $399 thousand for the six months ended June 30, 2026, from $1,040 thousand for the six months ended June 30, 2025.

Total cost of revenues decreased by $316 thousand, or (62)%, to $196 thousand for the three months ended June 30, 2026, from $512 thousand for the three months ended June 30, 2025.

TaaS. TAAS cost of revenues decreased by $644 thousand, or (63)%, to $385 thousand for the six months ended June 30, 2026, from 1,029 thousand for the six months ended June 30, 2025. The decrease was proportional to the decrease in TAAS revenues.

TaaS. TAAS cost of revenues decreased by $317 thousand, or (63)%, to $190 thousand for the three months ended June 30, 2026, from 506 thousand for the three months ended June 30, 2025. The decrease was proportional to the decrease in TAAS revenues.

Unicorns. Unicorns cost of revenues decreased by $2 thousand to $14 thousand for the six months ended June 30, 2026, compared to $12 thousand, for the six months ended June 30, 2025. No episodes were produced during each of the six months ended June 30, 2026 and 2025.

Unicorns. Unicorns cost of revenues decreased by $1 thousand to $7 thousand for the three months ended June 30, 2026, compared to $6 thousand, for the three months ended June 30, 2025. No episodes were produced during each of the three months ended June 30, 2026 and 2025.

General and administrative

General and administrative expenses decreased by $1,168 thousand, or (27)%, to $3,210 thousand for the six months ended June 30, 2026, from $4,378 thousand for the six months ended June 30, 2025. This decrease was primarily driven by a $380 thousand legal fees, $239 thousand contractor expenses, $212 thousand accounting, taxes and professional fees, and $200 thousand settlement.

General and administrative expenses decreased by $941 thousand, or (40)%, to $1,396 thousand for the three months ended June 30, 2026, from $2,337 thousand for the three months ended June 30, 2025. This decrease was primarily driven by a $200 thousand settlement, $162 thousand accounting, taxes and professional fees, $160 thousand unicoin expenses, $138 thousand legal fees, and $107 thousand contractor expenses.

Sales and marketing

Sales and marketing expenses increased by $1,629 thousand, or 9006%, to $1,647 thousand for the six months ended June 30, 2026. The increase was primarily due to the increase in recurring marketing expenses amounted to $1,194 thousand and in sales & marketing expenses paid with unicoin rights as consideration, which amounted to $409 thousand.

Sales and marketing expenses increased by $891 thousand, or (559)%, to $732 thousand for the three months ended June 30, 2026. The increase was primarily due to the increase in recurring marketing expenses amounted to $549 thousand and in sales & marketing expenses paid with unicoin rights as consideration, which amounted to $346 thousand.

Interest income (expense), net

Net interest expense increased by $63 thousand and $239 thousand, or (200)% and (339)% to $32 thousand and $168 thousand for the three months and six months ended June 30, 2026, from $(32) thousand for the three months ended June 30, 2025 and $(70) thousand for the six months ended June 30, 2025. This increase was primarily attributable to reversal of 10-Yr Options Interest accruals amounted to $270 thousand due to conversion from the 10-Yr program to non-security unicoins partially offset by $38 thousand reduction of unsecured notes interest from conversion to the sales of non-security unicoins.

Provision for Income Taxes

	Six Months ended June 30,
	2026	2025	Change ($)	Change (%)
Income tax benefit (expense)	$1,450	$346	$1,104	319%
Effective tax rate	0.03%	0.01%

	Three Months ended June 30,
	2026	2025	Change ($)	Change (%)
Income tax benefit (expense)	$650	$346	$304	88%
Effective tax rate	0.03%	0.02%

The Company’s annual effective tax rate from continuing operations was (0.03)% and (0.01%) for the six months ended June 30 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, the Company’s annual effective tax rate from continuing operations was (0.03)% and (0.02%). The company’s estimated effective tax rate differs from the U.S. federal statutory rate of 21%, due to the valuation allowance recorded against the company’s deferred tax assets. During the six months and three months ended June 30, 2026 and 2025, there were no significant changes to the total amount of unrecognized tax benefits.

Net income (losses) attributable to the non-controlling interest

Net losses attributable to non-controlling interests decreased by $30 thousand, or (19)%, to $(124) thousand for the six months ended June 30, 2026. Non-controlling interest partners in ITSQuest were allocated income of $0 thousand and $(67) thousand for the six months ended June 30, 2026 and 2025, respectively, while non-controlling interest partners in Unicorns were allocated losses of $(79) thousand and $(118) thousand for the six months ended June 30, 2026 and 2025, respectively. Non-controlling interest partners in Unicoin International were allocated losses of $(44) thousand and $(36) thousand for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, non-controlling interests in ITSQuest (immediately prior to its divestiture on December 31, 2025), Unicorns, and Unicoin International represented ownership interests of 0%, 28.12%, and 100%, respectively, compared to ownership interests of 49% and 28.12% in ITSQuest and Unicorns, respectively, as of June 30, 2025.

Net loss from discontinued operations

Net income from discontinued operations was $0 thousand for the six months ended June 30, 2026, as ITSQuest was automatically divested on December 31, 2025, while the six months ended June 30, 2025 include ITSQuest’s pre-divestiture operating results; accordingly, discontinued operations did not have a material impact on the Company’s net loss for the six months ended June 30, 2026.

Liquidity and Capital Resources

We had cash and cash equivalents of $497 thousand available as of June 30, 2026. Based on currently available capital resources (cash and cash equivalents on hand as of June 30, 2026), we estimate that at our current cash “burn rate”, the Company will not be able to operate for more than 1 month. For the company to maintain operations for at least twelve months, we would need to receive further equity or debt financing of approximately $11,665 thousand. For the period from July 1, 2026 through the date of this Quarterly Report on Form 10-Q, we have received cash proceeds of $25 thousand from the issuance of unicoin rights. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company has recorded a significant financing obligation that we believe the Company would be required to pay in the event the unicoins have not been launched and there remains significant uncertainty as to if, and when, this launch may occur. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our auditors have included an explanatory paragraph in their audit opinion, included as part of our Annual Report on Form 10-K for the year ended December 31, 2025, that our current liquidity position raises substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. The Company anticipates that such conditions will continue to exist until either significant financing has been obtained and/or the uncertainty surrounding the launch of the unicoin has been resolved.

From January 1, 2026 through June 30, 2026, the Company issued unicoin rights to investors and service providers in exchange of consideration consisting of cash $6,051 thousand and $311 thousand cryptocurrencies and incurred operating expenses paid with unicoin rights with a fair value of $410 thousand, together amounting to approximately $6,772 thousand.

Through June 30, 2026, the Company has recorded a financing obligation of $121.2 million associated with unicoin rights issued to date which represents the Company’s estimate of what it would be obligated to pay in the event the unicoin is never launched. Although it is the Company’s intention to ultimately launch the unicoin and settle unicoin rights obligations by issuing unicoins to rights holders, there are aspects of the launch process, including certain regulatory approvals of the unicoin, that may be outside of the Company’s control. If the Company fails to launch the unicoin, its intent would be to pay for the unicoin rights financing obligations using cash flows from its existing operations and/or through future debt or equity financing. In order to be able to pay the financing obligation using cash from operations or to achieve financing at terms acceptable to the Company, the Company will have to achieve substantial additional revenue growth and positive cash flows from operations or achieve substantial growth in its existing private company investment values and experience one or more exits or other liquidity transactions associated with its private company investments. There can be no assurance that the Company will achieve these successes prior to events or circumstances that lead to a future conclusion that the unicoin will not be able to be launched. If one or more of these factors leading to positive growth in the Company’s liquid resources do not occur prior to a conclusion that the Company will fail to launch the unicoin, the financing obligation to holders of unicoin rights may need to be settled for a fraction of the recorded obligation, or in the worst case, there may be no funds available to settle the obligation.

As part of the agreement in which the Company received 50,000,001 shares of Unicorns stock, the Company extended an initial line of credit to Unicorns in the amount of $10,000 thousand to fund production of the Unicorn Hunters show and related expenses. Further additional ongoing funding has been provided by TransparentBusiness, Inc. to Unicorns, since the initial line of credit, to fund the production-related expenses of Unicorn Hunters show. This intercompany loan, which is eliminated in consolidation, net amounted to $28,471 thousand and $27,422 thousand as of June 30, 2026 and 2025, respectively. Beyond the initial $10,000 thousand line of credit, the Company does not have any contractual commitments to fund the operations of Unicorns. However, it is the Company’s intention to continue funding the operations of Unicorns, until Unicorns begins generating sufficient cash flows to sustain its own business operations without using additional funding from the Company.

Summary of Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousand)	2026	2025
Cash flows provided by (used in) continuing operations:
Net cash used in operating activities	$(6,081)	$(4,264)
Net cash used in by investing activities	(1,053)	-
Net cash provided by financing activities	6,392	3,742
Net increase in cash and cash equivalents from continuing operations	$(742)	$(522)

Cash flows from discontinued operations	-	649
Net (decrease)/increase in cash and cash equivalents	$(742)	$127

Cash Used in Operating Activities

Cash flows used in operating activities increased by $1,817 thousand to $(6,081) thousand for the period ended June 30, 2026, compared to $(4,264) thousand for the period ended June 30, 2025. Net cash used in operating activities for the period ended June 30, 2026, was due to our net loss of $(4,651) thousand, a decrease in operating assets, net of liabilities of $(2,143) thousand and non-cash items of $713 thousand. Net cash used in operating activities for the period ended June 30, 2025, was due to our net loss of $(4,315) thousand, a decrease in operating assets and liabilities of $(701) thousand and non-cash items of $753 thousand.

Cash (Used in) Provided by Investing Activities

Net cash flows used in investing activities increased by $1,053 thousand to $(1,053) thousand for the period ended June 30, 2026. The increase in net cash used in by investing activities was mainly due to $1,023 thousand line of credit to related party and $30 thousand purchases of Trademark.

Cash Provided by Financing Activities

Net cash flows provided by financing activities increased by $2,650 thousand to $6,392 thousand for the period ended June 30, 2026, compared to $3,742 thousand for the period ended June 30, 2025. The increase in net cash provided by financing activities was primarily driven by a $4,509 thousand increase in net proceeds from sales and repurchases of unicoin rights, as well as a $25 thousand of proceeds from the issuance of private placement unsecured notes, partially offset by $1,860 thousand decrease in proceeds from the issuance of common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $497 thousand available as of June 30, 2026, which consists of cash on hand and temporary cash investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. Temporary cash investments consist of money market accounts stated at cost, which approximates fair value. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 20, 2025, the SEC filed a civil enforcement action against TransparentBusiness, Inc. and certain individuals, including Alex Konanykhin, Silvina Moschini, Richard Devlin, and Alejandro Dominguez, in the United States District Court for the Southern District of New York. The action is captioned Securities and Exchange Commission v. Unicoin Inc. f/k/a TransparentBusiness, Inc., et al., Case No. 1:25-cv-4245 (S.D.N.Y.). The SEC’s complaint alleges violations of various provisions of the federal securities laws in connection with our offer and sale of digital assets, including unicoin tokens, as well as alleged material misstatements and omissions in communications with investors. The SEC is seeking injunctive relief, disgorgement of proceeds, civil monetary penalties, officer and director bars, and other equitable relief.

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

Fundraising Transaction – Offering of Unicoin Rights

On February 7, 2022, we commenced a private placement of rights to receive unicoins, in the form of a Token Purchase Agreement or Unicoin Grant Agreement. Amounts sold to investors or issued to service providers through the day of this quarterly report on Form 10-Q are as follows:

Price per Unicoin Right*	Total Number of Unicoin Rights Sold**	Accounted Dates***	Exemption
$0.0014	462,000,000	9/1/24 to 12/31/24	Rule 506(c); Reg. S
$0.0057	747,600	5/1/25 to 5/30/25	Rule 506(c); Reg. S
$0.01	1,374,563,950	2/24/22 to 8/3/26	Rule 506(c); Reg. S
$0.017	77,690,886	4/1/22 to 3/31/24	Rule 506(c); Reg. S
$0.02	78,811,400	8/1/24 to 3/31/26	Rule 506(c); Reg. S
$0.03	713,333	3/01/24 to 3/31/25	Rule 506(c); Reg. S
$0.04	52,940,000	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.05	57,067,533	3/12/22 to 6/30/25	Rule 506(c); Reg. S
$0.05	243,626,226	5/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.055	29,867,260	9/1/22 to 7/31/24	Rule 506(c); Reg. S
$0.06	4,502,500	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.07	19,200,000	4/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.08	5,565,000	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.089	30,395,447	12/1/22 to 12/31/24	Rule 506(c); Reg. S
$0.09	12,370,000	8/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.1	129,886,501	3/18/22 to 9/30/25	Rule 506(c); Reg. S
$0.101	7,190,181	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.11	5,865,000	4/1/23 to 9/30/25	Rule 506(c); Reg. S
$0.12	234,000	5/1/23 to 12/31/24	Rule 506(c); Reg. S
$0.122	21,636,946	6/1/23 to 6/30/26	Rule 506(c); Reg. S
$0.13	125,000	9/1/24 to 9/30/24	Rule 506(c); Reg. S
$0.14	1,415,000	4/1/23 to 9/30/24	Rule 506(c); Reg. S
$0.15	168,333	3/1/24 to 9/30/25	Rule 506(c); Reg. S
$0.16	160,000	3/1/25 to 4/4/25	Rule 506(c); Reg. S
$0.18	100,000	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.19	27,500	1/12/24 to 12/31/24	Rule 506(c); Reg. S
$0.2	12,500,395	9/8/22 to 3/31/26	Rule 506(c); Reg. S
$0.3	1,619,794	9/1/22 to 9/30/25	Rule 506(c); Reg. S
$0.35	1,236,314	6/1/23 to 4/4/25	Rule 506(c); Reg. S
$0.357	1,899,741	3/01/24 to 12/31/24	Rule 506(c); Reg. S
$0.373	3,813,247	9/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.395	5,518,212	9/1/24 to 6/30/25	Rule 506(c); Reg. S
$0.4	5,261,323	11/2/22 to 6/30/25	Rule 506(c); Reg. S
$0.459	1,063,134	10/31/23 to 6/30/25	Rule 506(c); Reg. S
$0.493	2,553,776	4/1/23 to 6/30/25	Rule 506(c); Reg. S
$0.5	8,111,831	3/1/23 to 3/31/25	Rule 506(c); Reg. S
$0.52	9,334	9/1/22 to 9/30/24	Rule 506(c); Reg. S
$0.75	8,917,331	4/1/24 to 6/30/26	Rule 506(c); Reg. S
$0.01	842,715,000	1/1/26 to 8/3/26	Rule 506(c); Reg. S
$0.05	21,930,000	1/1/26 to 8/3/26	Rule 506(c); Reg. S
$0.1	233,000	7/1/26 to 8/3/26	Rule 506(c); Reg. S

*	The price per unicoin right was determined by a tiered pricing schedule based on volume. Each transaction on each of these issuances had at least a certain number of unicoin rights issued at the specified price.
**	Unicoin rights issued as a non-cash distribution to shareholders and as discretionary compensation to employees are not included in this table. Refer to Note 6 – Unicoin Rights financing obligation of “Notes to Condensed Consolidated Financial Statements”, for details regarding the issuance of those unicoin rights.
***	The date represents when the unicoin right transaction was funded by the investor. The price was agreed at a previous date when the investor subscribed to such price with a commitment to purchase soon after. In the future, there might be additional transactions funded at each of these prices listed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation, dated June 22, 2015*
3.2	Certificate of Amendment, dated August 10, 2020*
3.3	Amended and Restated Bylaws*
3.4	Certificate of Amendment, dated October 6, 2022*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransparentBusiness, Inc.

Date: August 4, 2026	By:	/s/ Alex Konanykhin
Alex Konanykhin
Chief Executive Officer